Form 10-Q
period 2021-09-30
Hennessy Capital Investment Corp. VI
filed 2021-11-15
CIK 1842937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-40846

HENNESSY CAPITAL INVESTMENT CORP. VI

(Exact name of registrant as specified in its charter)

Delaware	86-162937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3415 N. Pines Way, Suite 204 Wilson, WY	83014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (307) 201-1903

Not applicable

 (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-third of one Redeemable Warrant	HCVIU	The Nasdaq Stock Market LLC

Shares of Class A common stock, par value $0.0001 per share, included as part of the Units	HCVI	The Nasdaq Stock Market LLC

Redeemable Warrants included as part of the Units	HCVIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 12, 2021, there were 34,092,954 shares of the Company’s Class A common stock and 8,625,000 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP VI

Table of Contents

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and January 29, 2021	1

	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) to September 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) to September 30, 2021 (unaudited)	3

	Condensed Statement of Cash Flows for the period from January 22, 2021 (inception) to September 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signatures		25

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP VI

CONDENSED BALANCE SHEETS

	September 30,	January 29,
	2021	2021
	(unaudited)
ASSETS
Current assets:
Cash	$26,000	$25,000
Prepaid expenses	928,000	-
Deferred offering costs	901,000	-
Total assets	$1,855,000	$25,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,624,000	$2,000
Accrued liabilities	17,000	-
Note payable to Sponsor	195,000	-
Total current liabilities	1,836,000	2,000
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at September 30, 2021 and January 29, 2021, respectively	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; -0- and -0- shares, respectively, issued and outstanding at September 30, 2021 and January 29, 2021	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 11,500,000 shares issued and outstanding at September 30, 2021 and January 29, 2021 (1)	1,000	1,000
Additional paid-in capital	24,000	24,000
Retained earnings	(6,000)	(2,000)
Total stockholders’ equity	19,000	23,000

Total liabilities and stockholders’ equity	$1,855,000	$25,000

(1)	Includes an aggregate of 1,500,000 shares of Class B common stock held by the Sponsor that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full.
(2)	Share amounts at January 29, 2021 have been retroactively restated to reflect stock dividends of 0.33333333 shares for each share of Class B common stock outstanding in March 2021 and of one share for each share of Class B common stock outstanding in September 2021 (see Note 4).

See accompanying notes to condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP VI

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2021	For the period from January 22, 2021 (inception) to September 30, 2021

Revenues	$-	$-
General and administrative expenses	4,000	6,000
Net loss	$(4,000)	$(6,000)

Weighted average Class B common shares outstanding
Weighted average Class B common shares outstanding – Basic and diluted(1)	10,000,000	10,000,000
Net loss per Class B common share – Basic and diluted	0.00	0.00

(1)	Excludes an aggregate of 1,500,000 shares of Class B common stock held by the Sponsor that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full.

See accompanying notes to condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP VI

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended September 30, 2021

and for the period from January 22, 2021 (inception) to September 30, 2021

(unaudited)

For the three months ended September 30, 2021:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balances, June 30, 2021 (unaudited) (1)(2)	-	$-	11,500,000	$1,000	$24,000	$(2,000)	$23,000
Net loss, for the period (unaudited)	-	-	-	-	-	(4,000)	(4,000)
Balances, September 30, 2021 (unaudited)	-	$-	11,500,000	$1,000	$24,000	$(6,000)	$19,000

For the period from January 22, 2021 (inception) to September 30, 2021:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balances, January 22, 2021	-	$-	-	$-	$-	$-	$-
Sale of Class B common shares to Sponsor at approximately $0.002 per share (1)(2)	-	-	11,500,000	1,000	24,000	-	25,000
Net loss, for the period (unaudited)	-	-	-	-	-	(6,000)	(6,000)
Balances, September 30, 2021 (unaudited)	-	$-	11,500,000	$1,000	$24,000	$(6,000)	$19,000

(1)	Includes an aggregate of 1,500,000 shares of Class B common stock held by the Sponsor that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full.
(2)	Share amounts at January 29, 2021 and June 30, 2021 have been retroactively restated to reflect stock dividends of 0.33333333 shares for each share of Class B common stock outstanding in March 2021 and of one share for each share of Class B common stock outstanding in September 2021 (see Note 4).

See accompanying notes to condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP VI

CONDENSED STATEMENT OF CASH FLOWS

For the period from January 22, 2021 (inception) to September 30, 2021

(unaudited)

Cash flows from operating activities:
Net loss	$(6,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	(928,000)
Increase in accrued liabilities	6,000
Increase in accounts payable (excluding offering costs of $696,000)	928,000
Net cash used in operating activities	-

Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	25,000
Proceeds from note payable to Sponsor	195,000
Payment of offering costs	(194,000)
Net cash provided by financing activities	26,000

Net increase in cash	26,000
Cash at beginning of period	-
Cash at end of period	$26,000

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued liabilities	$11,000
Offering costs included in accounts payable	$696,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP VI
Notes to Condensed Financial Statements

(unaudited)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

Hennessy Capital Investment Corp. VI (the “Company”) was incorporated in Delaware on January 22, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At September 30, 2021, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) to September 30, 2021 relates to the Company’s formation and the proposed initial public offering (“Public Offering”) described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Proposed Financing:

The Company’s sponsor is Hennessy Capital Partners VI LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the approximately $340,930,000 Public Offering (Note 3) and approximately $10,819,000 private placement of Private Placement Warrants (as defined below) (Note 4). Upon the closing of the Public Offering and the private placement subsequent to September 30, 2021 (on October 1, 2021 and October 21, 2021), approximately $340,930,000 (including the underwriters’ over-allotment option exercise for of 4,092,954 Units (as defined below) for approximately $40,930,000 — Note 3) will be held in a trust account (the “Trust Account”).

The Trust Account:

The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Public Offering, or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of our public stockholders.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” is one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less the deferred underwriting commissions and taxes payable on interest earned) at the time of signing a definitive agreement in connection with the Company’s initial Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by the rules of the Nasdaq Global Market. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of Class A and Class B common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock will be recorded at a redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per public common share ($300,000,000 held in the Trust Account divided by 30,000,000 public shares, or $340,930,000 held in the Trust Account divided by 34,092,954 public shares after the partial exercise of the underwriters’ over-allotment option consummated on October 21, 2021).

The Company will have 24 months from the closing date of the Public Offering (i.e., by October 1, 2023) to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their rights to participate in any redemption with respect to their Founder Shares (as defined in Note 4); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required 24-month period (i.e., by October 1, 2023).

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Public Offering.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The financial statements of the Company are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited financial statements as of September 30, 2021 and for the period from January 22, 2021 (inception) through September 30, 2021 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management of the Company, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from January 22, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or any future period.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2021, management has determined that the Company’s current liquidity including access to funds from the Sponsor entity (its sole stockholder, see Note 4) and the fact that the Sponsor agrees to make those funds available and has the financial wherewithal to provide such funds, is sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Public Offering or one year from the date of issuance of these financial statements.

Emerging Growth Company:

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standards. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period (after deducting 1,500,000 shares subject to forfeiture in connection with a Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2021 and January 29, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature.

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of September 30, 2021 and January 29, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering, together with the underwriters’ discount, will be allocated to the separable financial instruments issued in the Public Offering based on their relative fair values and costs allocated to the warrants accounted for as liabilities will be charged to operations when the warrants are issued and costs allocated to the shares of Class A common stock will be charged against the carrying value of shares of Class A common stock upon the completion of the Public Offering. If the Public Offering is not completed offering costs will be charged to operations.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred taxes were de minimis at September 30, 2021 and January 29, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and January 29, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021 and January 29, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

For the periods from January 22, 2021 (inception) to September 30, 2021 and for the three months ended September 30, 2021, there was no provision for income taxes as it was de minimis. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the 34,929,524 public shares sold as part of Units in the Public Offering subsequent to September 30, 2021 contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (i.e., total assets less intangible assets and liabilities) to be less than $5,000,001 upon the closing of a Business Combination.

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all shares of Class A common stock are redeemable and will be classified as such on the Company’s balance sheet until such time as a redemption event takes place.

Derivative Financial Instruments:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging (ASC 815)”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance, and the liability is then re-valued at each reporting date, as determined by the Company based upon a valuation report obtained from its independent third-party valuation firm, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of September 30, 2021 or January 29, 2021.

Recent Accounting Pronouncements:

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events and transactions occurring after January 29, 2021, the audited balance sheet date, up to the date of the financial statements were issued. The Company also evaluated subsequent events and transactions that occurred after September 30, 2021, the unaudited balance sheet date, up to November 12, 2021, the date that the unaudited interim financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the financial statements have been recognized or disclosed.

NOTE 3 – PUBLIC OFFERING

Subsequent to September 30, 2021, on October 1, 2021, the Company consummated the Public Offering of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-third of one redeemable warrant (the “Warrants”). Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment. Subsequent to September 30, 2021, on October 21, 2021, the Company consummated the sale of 4,092,954 additional Units (the “Over-Allotment Units”) at a price of $10.00 per Unit (generating approximately $40,930,000 in additional gross proceeds) pursuant to the partial exercise of the underwriters’ over-allotment option, increasing the total Public Offering to 34,092,954 Units and approximately $340,093,000 in gross proceeds to the Company.

Under the terms of the warrant agreement, the Company has agreed to use its reasonable best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. Accordingly, unless a holder purchases a multiple of three Units, the number of Warrants issuable to such holder upon separation of the Units will be rounded down to the nearest whole number of Warrants. Each Warrant will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants have an exercise price of $11.50 per share, subject to adjustments, and expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial stockholders or their affiliates or the Anchor Investors (as defined below), without taking into account any Founder Shares or Warrants held by the Company’s initial stockholders or such affiliates, as applicable, or the Anchor Investors, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the closing price of Class A common shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders (the “Reference Value”).

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value of the shares of Class A common stock;

●	if, and only if, the closing price of the shares of Class A common stock equals or exceeds $10.00 per public share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders; and

●	if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), then the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its Warrants) as the outstanding Warrants.

In no event will the Company be required to net cash settle any Warrant. If the Company is unable to complete a Business Combination within the required 24-month period (i.e., by October 1, 2023), and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions. The Warrants that would be issued in connection with 4,500,000 over-allotment Units are identical to the public Warrants and have no net cash settlement provisions.

The Company paid an underwriting discount of 2.0% of the per Unit price to the underwriters at the closing of the Public Offering ($6,000,000, or if the underwriters’ overallotment option is exercised in full, $6,900,000), with an additional fee (the “Deferred Discount”) of 3.5% ($10,500,000, which could increase to $12,075,000 if the underwriters’ over-allotment option is exercised in full) of the gross offering proceeds payable upon the consummation of the initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

In July and August 2021, the Company entered into subscription agreements with the Direct Anchor Investors (as defined below) and the Other Anchor Investors (as defined below) who have agreed to, and did, purchase 4,853,177 Private Placement Warrants (including 286,509 Private Placement Warrants purchased in connection with the partial exercise of the underwriters’ option to purchase additional Units) at $1.50 per Warrant. The Direct Anchor Investors, the Other Anchor Investors and one strategic investment fund that is focused on end markets similar to those on which the Company intends to concentrate (collectively, the “Anchor Investors”) also purchased an aggregate of $321.1 million of Units in the Public Offering. The Anchor Investors are also entitled to purchase from the Sponsor, upon consummation of the initial Business Combination and subject to certain conditions, an aggregate of up to 49% of the number of Founder Shares outstanding upon closing of the Public Offering, at a purchase price of approximately $0.002 per share.

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

In January 2021 the Sponsor purchased 4,312,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.006 per share (up to 562,500 of which were subject to forfeiture to the extent the underwriters’ over-allotment option is not exercised in full). Subsequent to January 29, 2021, in March and June 2021, the Sponsor transferred an aggregate of 150,000 Founder Shares to the Company’s independent directors. In March 2021 the Company effected a stock dividend of 0.33333333 of a Founder Share for each outstanding Founder Share, and in September 2021 the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 Founder Shares (up to 1,500,000 of which are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units is exercised). The share and per share amounts related to the stock dividend have been retroactively restated in the accompanying financial statements. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering, except that the Founder Shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. The Sponsor has agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the initial stockholders will own 25.0% of the Company’s issued and outstanding shares after the Public Offering.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B) subsequent to the Company’s initial Business Combination, if (x) the last reported sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Public Offering on October 1, 2021, the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc., Arena Capital Advisors, LLC, for and on behalf of the funds and accounts it manages, D. E. Shaw Valence Investments (Cayman) Limited and D. E. Shaw Valence Portfolios, L.L.C., certain funds managed by affiliates of Apollo Global Management, Inc., certain funds managed by Highbridge Capital Management, LLC and Antara Capital Total Return SPAC Master Fund LP (collectively, the “Direct Anchor Investors”), and four other unaffiliated qualified institutional buyers or institutional accredited investors, on behalf of one or more funds that they advise or manage (collectively, the “Other Anchor Investors”), purchased from the Company in a private placement an aggregate of 6,666,667 warrants (the “Private Placement Warrants”). The Sponsor purchased 2,099,999 Private Placement Warrants (see also below regarding additional Private Placement Warrants purchased in connection with the underwriters’ over-allotment option) and the Direct Anchor Investors and Other Anchor Investors purchased an aggregate of 4,566,668 Private Placement Warrants (see also below).

On October 21, 2021, simultaneously with the sale of the Over-Allotment Units, the Company completed a private placement and sale of an additional 545,727 Private Placement Warrants (the “Additional Private Placement Warrants”) in the aggregate at a purchase price of $1.50 per Additional Private Placement Warrant, generating additional gross proceeds to the Company of $818,590.80. Among the Additional Private Placement Warrants, 259,218 Additional Private Placement Warrants were purchased by the Sponsor, and the Direct Anchor Investors and Other Anchor Investors purchased an aggregate of an aggregate of 286,509 Additional Private Placement Warrants.

Each Private Placement Warrant and Additional Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering and deposited in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants are identical to the Warrants included in the Units sold as part of the Units in the Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor, the Direct Anchor Investors, the Other Anchor Investors or their respective permitted transferees, (i) will not be redeemable by the Company (except if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), in which case the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Warrants), (ii) may not (including the shares of Class A common stock issuable upon the exercise of such Private Placement Warrants), subject to certain limited exceptions as described in the Registration Statement, be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised on a cashless basis and (iv) the holders thereof (including with respect to the shares of Class A common stock issuable upon exercise of such Private Placement Warrants) are entitled to registration rights. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants deposited in the Trust Account will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants issued to the Sponsor, the Direct Anchor Investors and the Other Investors will expire worthless.

Registration Rights

The Company’s initial stockholders and the holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement executed on the date of the prospectus for the Public Offering. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration rights agreement.

Related Party Loans

In January 2021, the Sponsor agreed to loan the Company an aggregate of $500,000 by drawdowns against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note is non-interest bearing and payable, as amended in July 2021, on the earlier of December 31, 2021 or the completion of the Public Offering.

Prior to September 30, 2021, the Company had borrowed $195,000 under the Note in order to pay expenses of the Public Offering. All such amounts borrowed under the Note were paid at the closing of the Public Offering on October 1, 2021.

If the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and January 29, 2021, none of the Sponsor, affiliates of the Sponsor or the Company’s officers or directors had made any working capital loans to the Company.

Administrative Support Agreement and Payments to Certain Officers

The Company has agreed to pay $15,000 per month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on September 29, 2021, the date the Company’s securities were first listed on the Nasdaq Global Market, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. No amount has been expensed for the period from September 29, 2021 to September 30, 2021 as it is immaterial.

Also, commencing on September 29, 2021, the Company began to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. Accrued liabilities include approximately $4,000 under these obligations for the period from September 29, 2021 to September 30, 2021.

NOTE 5 — WARRANT LIABILITIES

As of September 30, 2021 and January 29, 2021, there were no warrants outstanding. Subsequent to September 30, 2021, as a result of the consummation of our Public Offering on October 1, 2021, and the issuance of additional Units pursuant to the partial exercise of the underwriters’ over-allotment option on October 21, 2021, the Company issued Warrants to purchase an aggregate 18,576,712 shares, including 11,364,318 public Warrants and 7,212,394 Private Placement Warrants.

The Company accounts for its Warrants outstanding consistent with the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Staff Statement”) issued on April 12, 2021 by the staff (the “Staff”) of the Division of Corporation Finance of the SEC. The Staff Statement, among other things, highlights the potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies (“SPAC”) such as the Company. The Staff Statement reflects the Staff’s view that in many cases, warrants issued by SPACs should be characterized as liabilities for accounting purposes, rather than as equity securities, unless certain conditions are met. As a result of this guidance, the Company’s management evaluated its Warrants under ASC Subtopic 815-40, Contracts in Entity’s Own Equity including the assistance of accounting and valuation consultants and concluded that the Company’s Warrants are not indexed to the Company’s shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

The Warrant liabilities are not subject to qualified hedge accounting.

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share. Upon completion of the Company’s initial Business Combination, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock in connection with the initial Business Combination. In March 2021, the Company effected a stock dividend of 0.33333333 of Founder Share for each outstanding Founder Share, and the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share in September 2021, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 shares of Class B common stock (up to 1,500,000 of which are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units is exercised). The share and per share amounts related to the two stock dividends have been retroactively restated in the accompanying financial statements at January 29, 2021. At September 30, 2021 and January 29, 2021, there were no shares of Class A common stock issued or outstanding. In March 2021, our sponsor transferred 25,000 founder shares to each of our independent directors. In June 2021, our sponsor transferred an additional 25,000 founder shares to Mr. Fearon, our lead independent director.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and January 29, 2021, there were no shares of preferred stock issued or outstanding.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties — COVID-19

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s financial position, results of operations and/or search for a target company and/or a target company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of this balance sheet. This balance sheet does not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and elsewhere in this Form 10-Q regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

We are a newly incorporated blank check company incorporated as a Delaware corporation on January 22, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial Business Combination with us. However, our management team engaged in discussions with potential business combination partners in their capacity as officers of Hennessy Capital Investment Corp. V (“Hennessy V”), and we may pursue potential business combination partners that had previously been in discussions with Hennessy V’s management team. We intend to effectuate our initial Business Combination using cash from the proceeds of the Public Offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in an initial Business Combination:

●

may significantly dilute the equity interest of investors in the Public Offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness to finance an initial Business Combination, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As of September 30, 2021, we had cash of $26,000 and a working capital deficit of approximately $(882,000). Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Public Offering. Following the Public Offering, we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the Public Offering.

We expect to account for the warrants as warrant liabilities and not equity. As a result, we will be required to measure the fair value of the warrants when they are issued and then at the end of each reporting period and to recognize changes in the fair value from the prior period in our operating results for the current period. Such amounts can be material and can be either other income or other expense. We expect to account for all of the Class A common stock issued in our Public Offering as redeemable stock and not permanent equity and so we expect to report negative stockholders’ equity.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the Public Offering through receipt of $25,000 from the sale of the founder shares and up to $500,000 in loans from our sponsor under an unsecured promissory note ($195,000 was outstanding at September 30, 2021). We estimate that the net proceeds from: (1) the sale of the Units in the Public Offering (including the additional Units sold on October 21, 2021 pursuant to the partial exercise of the underwriters’ over-allotment option), after deducting offering expenses of approximately $990,000 and underwriting commissions of approximately $6,819,000 (excluding total deferred underwriting commissions of $11,933,000), and (2) the sale of the private placement warrants (including the additional private placement warrants sold on October 21, 2021 in connection with the partial exercise of the underwriters’ over-allotment option) for a purchase price of approximately $10,819,000, will be $343,940,000. Of this amount, approximately $340,930,000), which includes approximately $11,933,000 of total deferred underwriting commissions, will be deposited into the Trust Account. The remaining approximately $3,010,000 will not be held in the Trust Account. The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable), if any, to complete our initial Business Combination. We will make withdrawals from the Trust Account to pay our taxes, including franchise taxes and income taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $400; where assumed par value would be (1) our total gross assets following the Public Offering, divided by (2) our total issued shares of common stock following the Public Offering, multiplied by (3) the number of our authorized shares following the Public Offering. Based on the number of shares of our common stock authorized and outstanding and our estimated total gross proceeds after the completion of the Public Offering, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be income and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial Business Combination, our principal use of working capital will be to fund our activities to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

We expect our primary liquidity requirements during that period to include approximately $900,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting a successful initial Business Combination; $175,000 for legal and accounting fees related to regulatory reporting requirements; $55,000 for Nasdaq Global Market continued listing fees, $360,000 for payments to our officers, $180,000 for office space, utilities and secretarial and administrative support; and approximately $630,000 for working capital that will be used for miscellaneous expenses, insurance premiums and reserves. In addition, we may pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

As indicated in the accompanying financial statements, at September 30, 2021, we had approximately $26,000 in cash and a working capital deficit of approximately $(882,000). Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this uncertainty through the Public Offering are discussed below. We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful.

Our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor, our direct anchor investors and our other anchor investors. The terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We do not believe we will need to raise additional funds following the Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such initial Business Combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Public Offering and the sale of the private placement warrants, if any, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following the consummation of the Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

As of September 30, 2021, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

Also, commencing on the date the securities are first listed on the Nasdaq Global Market, the Company has agreed to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. During the three months September 30, 2021 and the period from January 21, 2021 to September 30, 2021, approximately no amounts were paid and approximately $4,000 was included in current liabilities as current and deferred compensation at September 30, 2021 for these obligations.

Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying or accruing these monthly fees.

In connection with identifying an initial Business Combination candidate and negotiating an initial Business Combination, the Company may enter into engagement letters or agreements with various consultants, advisors, professionals and others in connection with an initial Business Combination. The services under these engagement letters and agreements can be material in amount and in some instances can include contingent or success fees. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that an initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Basis of Presentation:

The financial statements of the Company are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying unaudited financial statements as of September 30, 2021 and for the period from January 22, 2021 (inception) through September 30, 2021 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management of the Company, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from January 22, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or any future period.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2021, management has determined that the Company’s current liquidity including access to funds from the Sponsor entity (its sole stockholder, see Note 4) and the fact that the Sponsor agrees to make those funds available and has the financial wherewithal to provide such funds, is sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Public Offering or one year from the date of issuance of these financial statements.

Emerging Growth Company:

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standards. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period (after deducting 1,500,000 shares subject to forfeiture in connection with a Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2021 and January 29, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature.

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of September 30, 2021 and January 31, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering, together with the underwriters’ discount, will be allocated to the separable financial instruments issued in the Public Offering based on their relative fair values and costs allocated to the warrants accounted for as liabilities will be charged to operations when the warrants are issued and costs allocated to the Class A common stock will be charged against the carrying value of shares of Class A common stock upon the completion of the Public Offering.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred taxes were de minimis at September 30, 2021 and January 29, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and January 29, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021 and January 29, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

For the periods from January 22, 2021 (inception) to September 30, 2021 and from January 22, 2021 (inception) to January 29, 2021, there was no provision for income taxes as it was de minimis. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the 34,929,524 public shares sold as part of Units in the Public Offering subsequent to September 30, 2021 contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (i.e., total assets less intangible assets and liabilities) to be less than $5,000,001 upon the closing of a Business Combination.

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all shares of Class A common stock are redeemable and will be classified as such on the Company’s balance sheet until such time as a redemption event takes place.

Derivative Financial Instruments:

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging (ASC 815)”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance, and the liability is then re-valued at each reporting date, as determined by the Company based upon a valuation report obtained from its independent third-party valuation firm, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of September 30, 2021 or January 29, 2021.

Recent Accounting Pronouncements:

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events and transactions occurring after January 29, 2021, the audited balance sheet date, up to the date of the financial statements were issued. The Company also evaluated subsequent events and transactions that occurred after September 30, 2021, the unaudited balance sheet date, up to November 12, 2021, the date that the unaudited interim financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the financial statements have been recognized or disclosed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on January 21, 2021 for the purpose of effecting an initial Business Combination. As of September 30, 2021, we had not commenced any operations or generated any revenues. All activity through September 30, 2021 relates to our formation and our Public Offering.

In addition, we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus for the Public Offering filed with the SEC on September 30, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to September 30, 2021 and simultaneously with the closing of the Public Offering on October 1, 2021, the Company completed the private placement and sale of an aggregate of 6,666,667 warrants to purchase one share of Class A common stock (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $10.0 million. Among the Private Placement Warrants, 2,099,999 Private Placement Warrants were purchased by the Sponsor pursuant to the Private Placement Warrants Purchase Agreement and 4,566,668 Private Placement Warrants were purchased in the aggregate by the Direct Anchor Investors and Other Anchor Investors pursuant to the respective Subscription Agreements with such investors.

On October 19, 2021, the underwriters of the Public Offering exercised their over-allotment option in part and, on October 21, 2021, such underwriters purchased 4,092,954 Units (the “Over-Allotment Units”) at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $40,929,540. Citigroup Global Markets Inc. and Barclays Capital Inc. acted as joint book-running managers for the Public Offering and D.A. Davidson & Co. and Northland Securities, Inc. served as co-managers for the Public Offering. The securities sold in the Public Offering (including the Over-Allotment Units) were registered under the Securities Act on a Registration Statement on Form S-1 (No. 333-254062), which was declared effective on September 28, 2021.

On October 21, 2021, simultaneously with the sale of the Over-Allotment Units, the Company completed a private placement and sale of an additional 545,727 Private Placement Warrants (the “Additional Private Placement Warrants”) in the aggregate at a purchase price of $1.50 per Additional Private Placement Warrant, generating additional gross proceeds to the Company of $818,590.80. Among the Additional Private Placement Warrants, 259,218 Additional Private Placement Warrants were purchased by the Sponsor pursuant to the Private Placement Warrants Purchase Agreement, and 286,509 Additional Private Placement Warrants were purchased in the aggregate by the Direct Anchor Investors and Other Anchor Investors pursuant to the respective Subscription Agreements with such investors. No underwriting discounts or commissions were paid with respect to such sales of the Private Placement Warrants or Additional Private Placement Warrants. The issuances of the Private Placement Warrants and the Additional Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The Private Placement Warrants are identical to the Warrants included in the Units sold as part of the Units in the Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor, the Direct Anchor Investors and Other Anchor Investors or their respective permitted transferees, (i) will not be redeemable by the Company (except if the Reference Value (as defined in the Registration Statement) is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), in which case the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Warrants), (ii) may not (including the shares of Class A common stock issuable upon the exercise of such Private Placement Warrants), subject to certain limited exceptions as described in the Registration Statement, be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised on a cashless basis and (iv) the holders thereof (including with respect to the shares of Class A common stock issuable upon exercise of such Private Placement Warrants) are entitled to registration rights. Of the gross proceeds received from (i) the Public Offering (including from the sale of the Over-Allotment Units pursuant to the partial exercise of the underwriters’ over-allotment option) and (ii) the sale of Private Placement Warrants and Additional Private Placement Warrants, approximately $340,930,000 was deposited into the Trust Account.

We paid a total of approximately $6,819,000 in underwriting discounts and commissions and approximately $990,000 for other costs and expenses related to the Public Offering. In addition, the underwriters for the Public Offering agreed to defer payment of approximately $11,933,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination, if consummated. We also repaid the promissory note to our Sponsor from the proceeds of the Public Offering.

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
4.1(1)	Warrant Agreement, dated September 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
10.1(1)	Letter Agreement, dated September 28, 2021, by and among the Company, its officers and directors and the Sponsor.
10.2(1)	Investment Management Trust Agreement, dated September 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated September 28, 2021, by and among the Company, the Sponsor and certain other securityholders of the Company.
10.4(1)	Administrative Support Agreement, dated September 28, 2021, by and between the Company and Hennessy Capital Group LLC.
10.5(1)	Private Placement Warrants Purchase Agreement, dated September 28, 2021, by and between the Company and the Sponsor.
10.6(1)	Form of Indemnity Agreement, dated September 28, 2021, by and between the Company and each of the officers and directors of the Company.
10.7(1)	Subscription Agreement, dated September 28, 2021, by and among the Company, the Sponsor and Antara Capital Total Return SPAC Master Fund LP.
10.8(2)	Form of Subscription Agreement, by and among the Company, the Sponsor and BlackRock
10.9(2)	Subscription Agreement, dated July 9, 2021, by and among the Company, the Sponsor and Arena
10.10(2)	Subscription Agreement, dated July 8, 2021, by and among the Company, the Sponsor and D.E. Shaw
10.11(2)	Form of Subscription Agreement, by and among the Company, the Sponsor and Highbridge
10.12(2)	Subscription Agreement, dated July 8, 2021, by and among the Company, the Sponsor, Apollo SPAC Fund 1, L.P., Apollo Atlas Master Fund, LLC, Apollo A-N Credit Fund (Delaware), L.P., Apollo Credit Strategies Master Fund Ltd. and Apollo PPF Credit Strategies, LLC
10.13(2)	Form of Subscription Agreement, by and between the Sponsor and the strategic anchor investor
10.14(3)	Form of Subscription Agreement, by and among the Company, the Sponsor and each of the Other Anchor Investors
10.15(3)	Form of Amendment No. 1 to Subscription Agreement, by and among the Company, the Sponsor and each of the Anchor Investors
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
1101.SCH	Inline XBRL Taxonomy Extension Schema Document
1101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
1101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
1101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
1101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

*	Filed herewith

**	Furnished herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed by the Company on October 1, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021 and incorporated by reference herein.

(3)	Previously filed as an exhibit to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on September 3, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP VI

Dated: November 12, 2021	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2021	/s/ Nicholas A. Petruska
	Name:	Nicholas A. Petruska
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)