Form 10-K
period 2021-12-31
Hennessy Capital Investment Corp. VI
filed 2022-03-28
CIK 1842937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 001-40846

HENNESSY CAPITAL INVESTMENT CORP. VI

(Exact name of registrant as specified in its charter)

Delaware	86-1626937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3415 N. Pines Way, Suite 204 Wilson, WY	83014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (307) 201-1903

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Shares of Class A common stock, par value $0.0001 per share	HCVI	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	HCVIW	The Nasdaq Stock Market LLC
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	HCVIU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s Units began trading on the Nasdaq Global Market on September 30, 2021 and the registrant’s shares of Class A common stock began separate trading on the Nasdaq Global Market on November 19, 2021. The aggregate market value of the registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2021, was $330,360,724.

As of March 28, 2022 there were 34,092,954 shares of Class A common stock, and 11,364,318 shares of Class B common stock issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and any other statements that are not statements of current or historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may be identified by the use of forward-looking terminology, including the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “plans,” “may,” “might,” “plan,” “possible,” “potential,” “projects,” “predicts,” “will,” “would,” or “should,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking.

We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Report, and undue reliance should not be placed on forward-looking statements. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks, uncertainties and assumptions include, but are not limited to, the following risks, uncertainties, assumptions and other factors:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the availability to us of funds from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Report and in our registration statement on Form S-1 (File No. 333-254062) filed in connection with our initial public offering.

The foregoing risks and uncertainties may not be exhaustive. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

FREQUENTLY USED TERMS

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investors” are to our direct anchor investors, our other anchor investors and our strategic anchor investor;

●	“BlackRock” are to certain funds and accounts managed by subsidiaries of BlackRock, Inc.;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“completion window” is the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions. The completion window ends October 1, 2023;

●	“D. E. Shaw” means D. E. Shaw Valence Investments (Cayman) Limited and D. E. Shaw Valence Portfolios, L.L.C.

●

“direct anchor investors” are to BlackRock, Arena Capital Advisors, LLC, for and on behalf of the funds and accounts it manages, D. E. Shaw, certain funds managed by affiliates of Apollo Global Management, Inc., certain funds managed by Highbridge Capital Management, LLC and Antara Capital Total Return SPAC Master Fund LP;

●	“founder shares” are to shares of our Class B common stock and the shares of our Class A common stock issued upon the conversion thereof at the time of our initial business combination as described herein;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“other anchor investors” are to four unaffiliated “qualified institutional buyers” or “institutional accredited investors”, as defined in Rule 144A and Regulation D, respectively, under the Securities Act;

●	“private placement warrants” are to the warrants issued to our sponsor, our direct anchor investors and our other anchor investors, including warrants issued upon conversion of working capital loans, but excluding any warrants after any sale to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“sponsor” are to Hennessy Capital Partners VI LLC, a Delaware limited liability company;

●	“strategic anchor investor” are to a strategic investment fund that is focused on end-markets similar to those on which the Company intends to concentrate;

●	“warrants” are to the public warrants, and the private placement warrants; and

●	“we,” “us,” “Hennessy VI,” “company” or “our” are to Hennessy Capital Investment Corp. VI, a Delaware corporation.

iii

PART I

Item 1. Business.

Overview

We are an early stage blank check company incorporated in January 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.

Our registration statement for our initial public offering became effective on September 28, 2021. On October 1, 2021, we consummated our initial public offering of 30,000,000 units, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $16.5 million, inclusive of approximately $10.5 million in deferred underwriting commissions.

Substantially concurrently with the closing of our initial public offering, we consummated the private placement of 6,666,667 private placement warrants at a price of $1.50 per private placement warrant to our sponsor, our direct anchor investors and our other anchor investors, generating gross proceeds of $10.0 million.

Upon the closing of our initial public offering and the private placement, $300.0 million ($10.00 per unit) of the net proceeds of our initial public offering and certain of the proceeds of the private placement were placed in a trust account located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act and that invest only in direct U.S. government obligations, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the funds in the trust account as described below.

On October 21, 2021 we announced that we closed the sale of an additional 4,092,954 units pursuant to the underwriters’ over-allotment option granted in connection with our initial public offering. Such over-allotment units were sold at an offering price of $10.00 per unit, generating additional gross proceeds to us of approximately $40.9 million and bringing the total gross proceeds of the initial public offering to approximately $340.9 million, and incurring additional offering costs of approximately $2.2 million, inclusive of approximately $1.4 million in deferred underwriting commissions. An additional $40.9 million were placed into our trust account, resulting in a total of approximately $340.9 million in our trust account. Simultaneously with the closing of the sale of the over-allotment units, we completed the private placement and sale of an additional 545,727 private placement warrants at a purchase price of $1.50 per private placement warrant, generating additional gross proceeds to us of approximately $0.8 million.

On November 18, 2021 we announced that, commencing November 19, 2021, holders of the 34,092,954 units sold in our initial public offering may elect to separately trade the shares of Class A common stock and the public warrants included in the units. Those units not separated continued to trade on the Nasdaq Global Market under the symbol “HCVIU” and the shares of Class A common stock and the public warrants that were separated trade under the symbols “HCVI” and “HCVIW,” respectively.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we are focusing on industries that complement our management team’s background and capitalizing on the ability of our management team to identify and acquire a business focusing on industrial technology sectors in the United States (which may include a business based in the United States which has operations or opportunities outside of the United States). We are seeking to acquire one or more businesses with an aggregate enterprise value of $1 billion or greater.

Since 2015, our management team has completed four business combinations with early- to late-stage industrial and industrial technology companies. Our track record of bringing growth companies to the public markets is summarized below — including initial public offering (“IPO”) year, SPAC size, and business combination target:

●	Hennessy I (2014): $115mm SPAC IPO; merged with Blue Bird (NASDAQ: BLBD) in 2015, a leading school bus original equipment manufacturer (“OEM”) in North America, including the leader for alternative fuels vehicles, which now represent approximately 50% of Blue Bird’s unit volumes and which is the fastest-growing segment of the market, and the leader in electric bus sales among all major OEMs;

●	Hennessy II (2015): $200mm SPAC IPO; merged with Daseke (NASDAQ: DSKE) in 2017, the largest owner/operator of flatbed and specialized transportation equipment in North America, pursuing a consolidation strategy having made 10 strategic acquisitions since 2017;

●	Hennessy III (2017): $257mm SPAC IPO; merged with NRC Group in 2018, a global provider of environmental, compliance and waste management services, helping customers meet critical, non-discretionary needs to ensure compliance with environmental, health and safety laws; NRC Group subsequently merged into US Ecology (NASDAQ: ECOL);

●	Hennessy IV (2019): $300mm SPAC IPO; merged with Canoo (NASDAQ: GOEV) in 2020, which developed a breakthrough electric vehicle (“EV”) platform that is highly modular and facilitates the rapid development of multiple EV programs in both business-to-business and business-to-consumer markets; and

●	Hennessy V (2021): $345mm SPAC IPO; pursuing acquisition targets in the sustainable industrial technology and infrastructure industries.

Catalyst for Growth

As a continuous independent SPAC sponsor, Hennessy Capital believes it has demonstrated that a partnership through one of its SPAC vehicles is a catalyst for growth. Hennessy Capital is focusing on opportunities that will deliver outsized growth to its investors. It believes its prior business combinations have enabled its business combination targets to accelerate their growth through more efficient access to capital. We believe our sponsor’s history of providing access to growth capital via an accelerated public listing supports our investment thesis and strategy and has helped our sponsor’s partner companies deliver operational and financial growth and create value for stockholders. We have strong support from our anchor investors, which we believe will be attractive to potential target businesses. Our anchor investors purchased an aggregate of $321.1 million of the units in the initial public offering at the offering price.

Additionally, our anchor investors will only be able to purchase the maximum number of founder shares from our sponsor if they make equity investments in support of our initial business combination that in the aggregate total to $167.3 million.

Competitive Strengths

Experienced SPAC Management Team with Business Combination Success

Our team is led by Daniel J. Hennessy, our Chairman and CEO, who is one of the longest tenured and most experienced SPAC sponsor executives. In September 2013, Mr. Hennessy became Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc., or SBH, in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as its Vice Chairman from September 2013 to April 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke, Inc. (NASDAQ: DSKE), and previously served as its Vice Chairman from February 2017 to June 2021. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services in October 2018. In November 2019, NRC Group Holdings Corp. merged with U.S. Ecology, Inc. (NASDAQ: ECOL) at an attractive premium to the then current stock price. From March 2019 to December 2020, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. IV, or Hennessy IV, which in August 2020 entered into a definitive agreement for an initial business combination with Canoo Holdings Ltd that closed in December 2020 and is now known as Canoo Inc. (NASDAQ: GOEV). In October 2020, Mr. Hennessy founded Hennessy Capital Investment Corp. V (NASDAQ: HCIC), or Hennessy V, a blank check company incorporated for similar purposes as our company, with a particular focus on sustainable industrial technology and infrastructure targets. Mr. Hennessy serves as Chairman and CEO of Hennessy V.

In addition, Gregory D. Ethridge, our President and Chief Operating Officer, currently serves as President and Chief Operating Officer of Hennessy V, and served as President, Chief Operating Officer and director of Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020, and continues to serve as a director of the surviving company, Canoo Inc. (NASDAQ: GOEV). He previously served as President of Matlin & Partners Acquisition Corporation, a SPAC which merged with U.S. Well Services, Inc. (NASDAQ: USWS) in November 2018, a growth- and technology oriented oilfield service company focused exclusively on hydraulic fracturing using its patented Clean Fleet technology as the first fully electric, mobile well stimulation system reducing harmful emissions by 99% and generating operational cost savings on fuel of up to 80%.

Furthermore, Nicholas A. Petruska, our Executive Vice President, Chief Financial Officer and Secretary since our formation, currently serves as Executive Vice President, Chief Financial Officer, and Secretary of Hennessy V, and served as the Executive Vice President, Chief Financial Officer and Secretary of Hennessy IV from March 2019 to December 2020. Mr. Petruska held the same positions with Hennessy II and III, and a similar position with Hennessy I. Prior to working with Hennessy I, Mr. Petruska was an investment professional with CHS Capital, a middle-market private equity firm. We believe potential sellers of target businesses will favorably view our management team’s credentialed experience of closing five business combinations with vehicles similar to our company in considering whether or not to enter into a business combination with us. However, past performance by members of our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management’s performance as indicative of our future performance.

We believe our management team is well positioned to take advantage of the growing set of acquisition opportunities focused on industrial technology solutions in the United States, to create value for our stockholders, and that our contacts and relationships, including owners of private and public companies, private equity funds, investment bankers, attorneys, accountants and business brokers, will allow us to generate attractive acquisition opportunities. Our management team is led by Daniel J. Hennessy, who has over 30 years of experience in the private equity investment business having co-founded Code Hennessy & Simmons LLC (n/k/a CHS Capital or “CHS”), a middle-market private equity investment firm, in 1988.

Seasoned Board of Directors with Relevant Industry Experience

We have recruited and organized a group of five highly accomplished and engaged directors who have brought to us public company governance, executive leadership, operations oversight and capital markets expertise. Our board members have served as directors, chief executive officers, chief financial officers or in other executive and advisory capacities for numerous publicly-listed and privately-owned companies. Our directors have extensive experience with acquisitions, divestitures and corporate strategy and possess relevant domain expertise in the sectors where we expect to source business combination targets including, but not limited to, power management, industrial automation, advanced mobility, industrial digitization as well as advanced manufacturing. We believe their collective expertise, contacts and relationships make us a highly competitive and desirable merger partner. The backgrounds of our highly-qualified board of directors are highlighted below:

●	Richard H. Fearon is our lead independent director. Mr. Fearon served as Chief Financial and Planning Officer of Eaton Corporation from 2002 until March 2021 and as Vice Chairman from 2009 until March 2021. He also served as a director of Eaton Corporation plc (NYSE: ETN) from 2015 until March 2021. Mr. Fearon was instrumental in growing and reshaping Eaton Corporation’s business portfolio over the almost 20 years of his tenure, during which he managed 75 acquisitions and 50 divestitures. Mr. Fearon is also the lead director for Avient Corporation (formerly known as PolyOne Corporation) and a director of Crown Holdings, Inc. (NYSE: CCK) and CRH plc (LSE: CRH). Mr. Fearon has worked at several large diversified companies prior to Eaton Corporation, including Transamerica Corporation, NatSteel Limited and The Walt Disney Company (NYSE: DIS). He also serves on the board of The Cleveland Museum of Art.

●

Anna Brunelle is one of our independent directors. Since August 2020, Ms. Brunelle has served as Chief Financial Officer of Ouster Inc. (NYSE: “OUST” and “OUST.WS”), which entered into a business combination agreement with a SPAC in December 2020 that was completed in March 2021. We believe that having a member of our board of directors with experience as an executive officer of a SPAC business combination target is unique and will make us an attractive business combination partner to target businesses. Ms. Brunelle has over 20 years of experience in finance, accounting, investor relations, corporate and business development, as well as business operations and analytics. She previously served as Chief Financial Officer of Kinestral Technologies from April 2018 through May 2020 and Chief Financial Officer and Interim Chief Operating Officer of Soylent from March 2016 through October 2017. She has also served as Chief Financial Officer of GlobalLogic, Chief Financial Officer of Tivo, Inc., and Senior Consultant for Deloitte & Touche, LLP. Ms. Brunelle currently serves as a director of Bolt Threads, Inc. and previously served as a director of Halio International from March 2019 through May 2020. During her tenure in leadership positions, she has worked on successful IPOs of technology companies and completed multiple private and public acquisitions and divestitures.

●	Sidney Dillard is one of our independent directors. Since August 2002, Ms. Dillard has served as Partner and Head of Corporate Investment Banking at Loop Capital Markets, where she is responsible for setting and executing the firm’s growth strategy with corporations and advising her firm’s corporate clients on their capital raising and advisory needs. She also serves on the firm’s Management Committee, Risk Committee, and Fairness & Valuation Committee. Prior to Loop Capital Markets, Ms. Dillard served in multiple roles at Northern Trust Bank, including as Senior Vice President and Division Manager. Ms. Dillard was appointed to the board of directors of Cresco Labs Inc. (CSE: CL) (OTCQX: CRLBF) in May 2021. Ms. Dillard serves as Board Chair for Girl Scouts of Greater Chicago and Northwest Indiana and Board Member for The Chicago Network, Window to the World Communications, Inc. (Chicago PBS Station WTTW; WFMT radio station) and IFF (f/k/a/ Illinois Facilities Fund).

●	Walter Roloson is one of our independent directors. Mr. Roloson currently serves as a Managing Vice President at Capital One Financial Corporation and as Co-head of its Capital One Shopping business, leading its sales, marketing, strategy, and finance functions. Previously, he co-founded Wikibuy in 2013 and served as Co-CEO through its sale to Capital One in November 2018. Mr. Roloson previously served in various investment and operational positions at LinkedIn Corporation, Tiger Global Management, LLC, Greenhill & Co Inc., and Jefferies Financial Group Inc.

●	John Zimmerman is one of our independent directors. He was appointed as a Partner at Oak Hill Capital Partners in July 2021, having previously served as Senior Advisor to Oak Hill Capital Partners from June 2015 through June 2020. From January 2018 through January 2022, Mr. Zimmerman also served as President of Gates Capital Partners and President and Chief Investment Officer of Crosscreek Capital Group. From 1999 through 2014, Mr. Zimmerman served in a variety of positions, including as Main Board Director and Chief Financial Officer, of Tomkins plc, which was publicly traded on the London Stock Exchange until it was taken private in 2010.

Directors Anna Brunelle, Sidney Dillard, Richard H. Fearon, Walter Roloson, and John Zimmerman received founders’ equity prior to the initial public offering of Hennessy VI, in line with equity received by outside directors for similar entities. All of our directors and officers are individual investors in Hennessy Capital Partners VI LLC, our sponsor.

Capital Markets Experience

The Hennessy Capital team believes it has substantial capital markets expertise which makes us an attractive business combination partner to target businesses. As examples of this, the Hennessy Capital team has completed SPAC business combinations with a combined total enterprise value of $4.4 billion (at the time of the business combination), completed seven SPAC IPOs for a total of about $1.8 billion and raised over $850 million of PIPE and backstop capital to support its business combinations.

In August 2020, Hennessy IV announced its business combination with Canoo Holdings Ltd., or Canoo, which closed in December 2020. The transaction valued Canoo at approximately $1.8 billion and provided over $600 million in gross proceeds to support the rapid growth of the company. Hennessy IV’s management secured all financing required to close the transaction prior to announcement including a common stock PIPE of approximately $325 million, which was meaningfully oversubscribed and subsequently upsized from its initial $200 million target, and is supported by investments from multiple institutional investors, including investments from funds and accounts managed by BlackRock and D. E. Shaw.

The Hennessy Capital team completed the IPO of Hennessy V on January 20, 2021. Strong investor demand for Hennessy V resulted in an upsized IPO and the exercise of the underwriters’ over-allotment option in full, with Hennessy V raising $345 million of gross proceeds from the sale of its public units in its IPO.

Our Established Network of Third Party Advisors

We have utilized what our management team believes is an accomplished and proven network of third-party advisors and relationships to assist with target company origination and evaluation, due diligence and implementation of value creation programs and activities following our initial business combination. With respect to target identification, the Hennessy Capital team has identified, in total, over 700 potential targets since 2014 for Hennessy I, Hennessy II, Hennessy III, Hennessy IV, Hennessy V and Hennessy VI. Over 150 of these target identifications resulted in meaningful engagement with the owners and management teams. Our origination activities are a core competency that we believe allow us to select value-maximizing opportunities for our stockholders, consistent with our investment strategy. Once a letter of intent is signed with a target, our team of advisors and consultants is activated and comprehensive and significant due diligence activities are undertaken and overseen by us, including a review of the target’s financial statements and model, IPO readiness, commercial and competitive analysis, operations and performance improvement, strategic growth opportunities as well as customary legal and accounting due diligence. This network of advisors has supported Hennessy Capital since 2013 and is now highly familiar with the SPAC vehicle and our comprehensive due diligence process. We believe that our network of established third party advisors and relationships represents an attractive and differentiated value proposition for investors, sellers, target companies and their management teams.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions, and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●

$1 Billion+ Target Business Size. We will seek to acquire one or more businesses with an aggregate enterprise value of $1 billion or greater, determined in the sole discretion of our officers and directors according to reasonably accepted valuation standards and methodologies.

●	Large Addressable Market. We will target companies that operate in large addressable markets within industrial technology sectors. We believe our management team and our board are skilled in analyzing and evaluating companies in these markets based on their significant past SPAC execution, investing, and operating experience.

●	Scalable and Sustainable Growth Platform. We intend to focus on segments and businesses within our target sectors that are poised for scalable, sustainable growth due to shifting customer preferences in favor of products and technologies that enable improvements in automation, efficiency, and customer experience.

●	Strong Competitive Positioning and Differentiated Technology. We plan to focus on attractive companies with distinct intellectual property and highly defensible, differentiated technology aimed at solving critical challenges in their areas of focus. Companies with unique and disruptive platforms and product offerings, including technology innovators, will be at the forefront of our evaluation process. Our management team and our board have extensive operational, commercial and transactional experience with technology-driven companies in our target sectors, and we intend to use these skills to identify market leaders.

●	Experienced Management Team. We will seek to acquire one or more businesses with a complete, experienced management team that provides a platform for us to further develop the acquired business’s management capabilities. We will seek to partner with a potential target’s management team and expect that the operating and financial abilities of our executive team and board will complement management’s capabilities.

●	Partnership Approach. We will pursue a partnership approach to working with a management team that shares our strategic vision and believes we can help them achieve the full potential of their business. Our management team and our board have a long history of starting and growing businesses, and we will use our collective experience to help guide management teams of target businesses.

●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Our Business Combination Process

In evaluating prospective business combinations, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We have utilized our expertise analyzing companies in industrial technology sectors in evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Our officers and directors currently own, either directly or indirectly, founder shares and/or private placement warrants. Because of this ownership, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, including Hennessy V, pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she may honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. For example, each of Mr. Hennessy, Mr. Ethridge and Mr. Petruska is currently an officer of Hennessy V and owes fiduciary duties to Hennessy V, which may compete with us for acquisition opportunities. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. In particular, affiliates of our sponsor are currently sponsoring one other blank check company, Hennessy V. Any such companies, including Hennessy V, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts with Hennessy V would materially affect our ability to complete our initial business combination, because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously, we are not limited by industry or geography in terms of the acquisition opportunities we can pursue, even though we expect that Hennessy V will have priority over us with respect to acquisition opportunities until it completes an initial business combination. In addition, all of our independent directors that will serve on our board are not directors of Hennessy V, and all of the independent directors of Hennessy V will not serve on our board of directors.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period may vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries in connection with industrial technology investing. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates will also be brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and other intermediaries. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know the types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors, and the success of Hennessy I, Hennessy II, Hennessy III, and Hennessy IV, which are well-known to many market participants. In connection with their duties with Hennessy I, Hennessy II, Hennessy III, Hennessy IV, Hennessy V and Hennessey VI, our executive officers have reviewed over 700 potential targets over the course of Hennessy I, Hennessy II, Hennessy III, Hennessy IV, Hennessy V and Hennessey VI.

Financial Position

With funds available for a business combination in the amount of $328,997,000 (as of December 31, 2021) assuming no redemptions and after payment of $11,933,000 of deferred underwriting fees we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sourcing of Target Businesses

We may engage the services of professional firms or other individuals that specialize in business acquisitions in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, are allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support, and we reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate. We will pay each of Mr. Ethridge, our President and Chief Operating Officer, and Mr. Petruska, our Chief Financial Officer, $29,000 per month for their services prior to the consummation of our initial business combination, of which $14,000 per month is payable upon the successful completion of our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us, including Hennessy V.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their respective affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase public shares in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have an insider trading policy which will require insiders to (1) refrain from purchasing securities when they are in possession of any material non-public information and (2) to clear all trades with our compliance personnel or legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or any of their respective affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or any of their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or any of their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or any of their respective affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors, advisors and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or any of their respective affiliates will be restricted from making purchases of common stock if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2021 is approximately $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we maintain a listing for our securities on Nasdaq, we are required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to such initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count toward this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds, and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners, (2) cash to be transferred to the target for working capital or other general corporate purposes or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering ,we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal-At-Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until October 1, 2023.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering, or until October 1, 2023, to complete our initial business combination. If we are unable to complete our initial business combination by October 1, 2023, we will: (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by October 1, 2023.

Our initial stockholders, officers and directors have entered into a letter agreement with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by October 1, 2023. However, if our sponsor or any of our officers and directors acquires public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by October 1, 2023.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 1, 2023, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets after payment of the deferred underwriting commissions to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,966,000 of proceeds held outside the trust account (as of December 31, 2021), although there is no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. There is no assurance that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, there is no assurance that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets in each case net of taxes payable, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy these obligations. We have not asked our sponsor to reserve for such obligations. Therefore, there is no assurance that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, there is no assurance that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by October 1, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by October 1, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by October 1, 2023, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following October 1, 2023 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.

Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.00 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in value of the trust assets, in each case net of taxes payable, and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, there is no assurance that we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. There is no assurance that claims will not be brought against us for these reasons.

A public stockholder will be entitled to receive funds from the trust account only upon the earlier to occur of: (1) the completion of our initial business combination, and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to the limitations described in this Report; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 1, 2023, and (3) the redemption of all of our public shares if we are unable to complete our initial business combination by October 1, 2023, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to the rights of holders of our Class A Common Stock or pre-initial business combination business activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, into their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

●	if our initial business combination is not consummated within the completion window, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that, unless otherwise required by applicable law or stock exchange rules, we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting business combinations or acquisitions, directly or through affiliates. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination.

Sponsor Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case, net of taxes payable, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Employees

We currently have three officers (including our President and Chief Operating Officer). These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time they devote in any time period may vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. There is no assurance that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 1, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business or businesses may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between us and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination, and we expect that Hennessy V will have priority over us with respect to acquisition opportunities until it completes an initial business combination;

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (File No. 333-254062) filed in connection with our initial public offering.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 3415 N. Pines Way, Suite 204, Wilson, Wyoming 83014. The cost for this space is included in the $15,000 per-month aggregate fee our sponsor charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and public warrants are each traded on the Nasdaq Global Market under the symbols “HCVIU,” “HCVI” and “HCVIW,” respectively. Our units commenced public trading on September 29, 2021, and our Class A common stock and public warrants commenced separate public trading on November 19, 2021.

Holders

On March 11, 2022, there was one holder of record of our units, one holder of record of our Class A common stock and thirty holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. In March 2021 and September 2021, we effected stock dividends, resulting in an aggregate of 11,500,000 founder shares issued and then-outstanding (135,682 of such founder shares were subsequently forfeited by our sponsor when the remainder of the underwriters’ over-allotment option expired), in order to maintain the number of founder shares at 25% of our issued and outstanding common stock upon the consummation of our initial public offering. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Report.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and elsewhere in this Report regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Please see “Cautionary Note Regarding Forward-Looking Statements” above.

Overview

We are an early stage blank check company incorporated on January 22, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are actively pursuing discussions with potential business combination partners, and we have not yet entered into a definitive business combination agreement with any specific business combination target. However, our management team has engaged in discussions with potential business combination partners in their capacity as officers of Hennessy V, and we may pursue potential business combination partners that had previously been in discussions with Hennessy V’s management team. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our common or preferred stock in our initial business combination:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Class A common stock and/or public warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness to finance our initial business combination, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes; and

●	other disadvantages compared to our competitors who have less debt.

As of December 31, 2021, we had cash of $1,966,000 and working capital of approximately $2,371,000. Further, we have begun to, and expect to continue to, incur significant costs in the pursuit of an initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering and, subsequent to completion of our initial public offering on October 1, 2021, identifying and completing a suitable initial business combination. Following our initial public offering, we will not generate any operating revenues until after completion of our initial business combination, if at all. We will generate non-operating income in the form of interest income on cash and cash equivalents after our initial public offering. After our initial public offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for professional and consulting fees and travel associated with evaluating various initial business combination candidates, as well as costs in connection with negotiating and executing a definitive agreement and related agreements and proxy materials. Our expenses have, and will likely continue to, increase substantially since the closing of our initial public offering on October 1, 2021.

We account for the public warrants and private placement warrants issued in connection with our initial public offering as warrant liabilities and not equity. As a result, we are required to measure the fair value of the warrants when they are issued and then at the end of each reporting period and to recognize changes in the fair value from the prior period in our operating results for each current period. Such amounts can be material and can be either other income or other expense. We account for all of the Class A common stock issued in our initial public offering as redeemable stock and not permanent equity and so we report negative stockholders’ equity and expect to continue to do so.

General and administrative expenses - For the period from January 22, 2021 (inception) to December 31, 2021, we had a loss from operations of approximately $665,000 consisting primarily of costs for being a public company of approximately $284,000, compensation of approximately $174,000 (approximately $84,000 of which is deferred), approximately $190,000 of franchise taxes and approximately $17,000 of costs associated with searching for a suitable business combination.

Other income (expense) - In addition to operating costs, we had net other income of approximately $3,186,000 consisting of interest income of approximately $7,000, costs associated with issuance of the public warrants and private placement warrants of approximately $722,000 and the reduction in fair value of our warrant liability of approximately $3,901,000.

Liquidity and Capital Resources

Our liquidity needs prior to the completion of our initial public offering were satisfied through receipt of $25,000 from the sale of the founder shares and up to $500,000 in loans from our sponsor under an unsecured promissory note, $195,000 of which was borrowed prior to, and then fully repaid at, the October 1, 2021 closing of our initial public offering. The net proceeds from: (1) the sale of our units in our initial public offering (including the additional units sold on October 21, 2021 pursuant to the partial exercise of the underwriters’ over-allotment option), after deducting offering expenses of approximately $990,000 and underwriting commissions of approximately $6,819,000 (excluding total deferred underwriting commissions of $11,933,000), and (2) the sale of the private placement warrants (including the additional private placement warrants sold on October 21, 2021 in connection with the partial exercise of the underwriters’ over-allotment option) for a purchase price of approximately $10,819,000, was $343,940,000. Of this amount, approximately $340,930,000, which includes approximately $11,933,000 of total deferred underwriting commissions, was deposited into the trust account. The remaining approximately $3,010,000 will not be held in the trust account. The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable), if any, to complete our initial business combination. We will make withdrawals from the trust account to pay our taxes, including franchise taxes and income taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $400; where assumed par value would be (1) our total gross assets divided by (2) our total issued shares of common stock, multiplied by (3) the number of our authorized shares. Based on the number of shares of our common stock authorized and outstanding and our total gross assets, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, in addition to our costs associated with operating as a listed public company, our principal use of working capital will be to fund our activities to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

As indicated in the accompanying financial statements, at December 31, 2021, we had approximately $1,966,000 in cash and working capital of approximately $2,371,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We believe that we have sufficient working capital at December 31, 2021 to continue our operations for at least 12 months and likely longer. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

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

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following the consummation of our initial public offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

As of December 31, 2021, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our sponsor, pursuant to which we pay Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

Also, commencing on September 29, 2021, the date our securities were first listed on the Nasdaq Global Market, we have agreed to compensate each of our President and Chief Operating Officer as well as our Chief Financial Officer $29,000 per month prior to the consummation of our initial business combination, of which $14,000 per month is payable upon the completion of our initial business combination and $15,000 per month is payable currently for their services. During the period from January 22, 2021 (inception) to December 31, 2021, approximately $90,000 was paid and approximately $84,000 was included in current liabilities as deferred compensation at December 31, 2021 for these obligations.

Upon completion of the initial business combination or our liquidation, we will cease paying or accruing these monthly fees.

In connection with identifying an initial business combination candidate and negotiating an initial business combination, we may enter into engagement letters or agreements with various consultants, advisors, professionals and others in connection with an initial business combination. The services under these engagement letters and agreements can be material in amount and in some instances can include contingent or success fees. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that our initial business combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the trust account.

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting estimates and policies:

Accounting estimates:

A critical accounting estimate to our financial statements is the estimated fair value of our warrant liability. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The estimated fair value of the warrant liability at October 1, 2021 was determined using Level 3 inputs. At October 1, 2021, we utilized an independent valuation consultant that used a binomial lattice simulation methodology to value the warrants. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which we anticipates to remain at zero.

Since the hierarchy gives the highest priority to unadjusted quoted prices in active markets, at December 31, 2021, our public warrants were trading in an active market. As such, at December 31, 2021, we valued our public warrants based on publicly observable inputs (Level 1 inputs) from the trading in the public warrants in an active market ($0.84 per warrant on December 31, 2021). Since the private placement warrants are substantially similar to the public warrants but do not trade, we valued them based on the value of the public warrants (significant other observable inputs – Level 2).

The difference between the estimated fair value at October 1, 2021 ($1.05 per warrant or approximately $19,506,000) and the estimated fair value at December 31, 2021 ($0.84 per warrant or approximately $15,604,000) was $0.21 or approximately $3,901,000. For reference, each $0.10 change in fair value of our warrants translated to approximately $1,858,000.

Net Income or Loss per Common Share:

We comply with accounting and disclosure requirements of Fair Accounting Standards Board (“FASB”) ASC 260, “Earnings Per Share.” Net income or loss per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding during the period plus, to the extent dilutive, the incremental number of common shares to settle warrants, as calculated using the treasury stock method.

We have not considered the effect of the warrants sold in our initial public offering and private placement to purchase an aggregate of 18,576,712 Class A common shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented.

We have two classes of shares: our Class A common stock and our Class B common stock. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding during the respective period.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	December 31, 2021
	Class A	Class B
Numerator:
Basic and diluted net income per common share:
Allocation of income – basic and diluted	$1,162,000	$1,499,000
Denominator:
Basic and diluted weighted average common shares:	8,276,000	10,679,000

Basic and diluted net income per common share	$0.14	$0.14

Fair Value of Financial Instruments:

The fair value of our assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature.

 Offering Costs:

We comply with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for our initial public offering totaled approximately $19,741,000 including our costs of approximately $990,000 together with $18,750,000 of underwriters’ discount, have been allocated to equity instruments ($19,018,000) and warrant liability ($722,000), based on their relative values, and charged to equity or expense (in the case of the portion allocated to warrant liability) upon completion of our initial public offering.

Income Taxes:

We follow the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”) Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from our position. We are subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

All of the 34,092,954 public shares sold as part of the units in our initial public offering contain a redemption feature which allows for the redemption of public shares if we hold a stockholder vote or if there is a tender offer for shares in connection with a business combination. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control requires the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets (i.e., total assets less intangible assets and liabilities) to be less than $5,000,001 upon the closing of a business combination.

While redemptions cannot cause our net tangible assets to fall below $5,000,000, all shares of Class A common stock are redeemable and classified as such on our balance sheet until such time as a redemption event takes place. The value of Class A common stock that may be redeemed is equal to $10.00 per share (which is the assumed redemption price) multiplied by 34,092,954 shares of Class A common stock.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2021, all of the 34,092,954 public shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

Gross proceeds of our initial public offering	$340,930,000
Less: Proceeds allocated to public warrants	(11,935,000)
Offering costs	(19,018,000)
Plus: Accretion of carrying value to redemption value	30,953,000
Class A common shares subject to redemption	$340,930,000

Derivative warrant liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance FASB ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The fair value of the warrants was estimated using a binomial lattice simulation approach.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and notes thereto begin on page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Daniel J. Hennessy	64	Chairman of the Board of Directors and Chief Executive Officer
Gregory D. Ethridge	45	President, Chief Operating Officer and Director
Nicholas A. Petruska	35	Executive Vice President, Chief Financial Officer and Secretary
Richard H. Fearon	66	Lead Independent Director
Anna Brunelle	54	Independent Director
Sidney Dillard	58	Independent Director
Walter Roloson	40	Independent Director
John Zimmerman	58	Independent Director

Daniel J. Hennessy, our Chairman and Chief Executive Officer since our formation, is also the Managing Member of Hennessy Capital Group LLC, an alternative investment firm he established in 2013 that focuses on sustainable industrial technology and infrastructure sectors. He also has served as Chairman and CEO of Hennessy Capital Investment Corp. V (NASDAQ: HCIC), or Hennessy V, since October 2020. Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. IV, or Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020 and is now known as Canoo Inc. (NASDAQ: GOEV). Mr. Hennessy has served as a director of SIRVA Worldwide Relocation & Moving since August 2018. He also serves as a senior advisor to Proptech Investment Corporation II (NASDAQ: PTIC), a special purpose acquisition company targeting businesses in the real estate technology industry, and 7GC & Co. Holdings Inc. (NASDAQ: VII), a special purpose acquisition company targeting businesses in the technology industry. Mr. Hennessy previously served as senior advisor to Proptech Acquisition Corporation (NASDAQ: PTAC), a special purpose acquisition company targeting businesses in the real estate technology industry, which closed its initial business combination with Porch.com, Inc. in December 2020. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services, and is currently a wholly-owned subsidiary of US Ecology, Inc. (NASDAQ: ECOL) and served as a director from January 2017 to October 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke, Inc. (NASDAQ: DSKE) and previously served as its Vice Chairman from February 2017 to June 2021. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as a director from September 2013 to April 2019. From 1988 to 2016, Mr. Hennessy served as a Partner at Code Hennessy & Simmons LLC (n/k/a CHS Capital or “CHS”), a middle-market private equity investment firm he cofounded in 1988. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy was selected to serve as director due to his experience in private equity and public and private company board governance, as well as his background in finance and his experience with Hennessy I, Hennessy II, Hennessy III, Hennessy IV, and Hennessy V.

Gregory D. Ethridge, our President, Chief Operating Officer and director as of the date hereof, also has served as President, Chief Operating Officer and director of Hennessy V since October 2020. He previously served as President, Chief Operating Officer and director of Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020, and continues to serve as a director of the surviving company, Canoo Inc. (NASDAQ: GOEV). He has also served as Chairman of Motorsports Aftermarket Group, a designer, manufacturer, marketer and distributor of aftermarket parts, apparel and accessories for the motorcycle and power sports industry since June 2019. He previously served as President of Matlin & Partners Acquisition Corporation from January 2017 to November 2018, at which time it merged with USWS Holdings LLC, a growth and technology-oriented oilfield service company focused exclusively on hydraulic fracturing using its patented Clean Fleet technology as the first fully electric, mobile well stimulation system for oil and natural gas exploration and production companies and is now known as U.S. Well Services, Inc. (NASDAQ: USWS). He served as Senior Partner of MatlinPatterson Global Advisers LLC, or MatlinPatterson, from January 2009 to December 2019. Prior to joining MatlinPatterson in 2009, Mr. Ethridge was a principal in the Recapitalization and Restructuring group at Gleacher and Company (f/k/a Broadpoint Capital, Inc.) where he moved his team from Imperial Capital LLC, from 2008 to 2009. In 2006, Mr. Ethridge was a founding member of the corporate finance advisory practice for Imperial Capital LLC in New York. From 2005 to 2006, Mr. Ethridge was a principal investor at Parallel Investment Partners LP (formerly part of Saunders, Karp and Megrue), executing recapitalizations, buyouts and growth equity investments for middle market companies. From 2001 to 2005, Mr. Ethridge was an associate in the Recapitalization and Restructuring Group at Jefferies and Company, Inc. where he executed corporate restructurings and leveraged finance transactions and was a crisis manager at Conway, Del Genio, Gries & Co. in New York from 2000 to 2001. Mr. Ethridge served a director of Palmetto Bluff Company, LLC, formerly a multiasset class real estate developer known as Crescent Communities, LLC, from June 2010 to September 2020. From 2009 until 2017, Mr. Ethridge served on the board of directors of FXI Holdings Inc., a foam and foam products manufacturer and served as its chairman from February 2012 until 2017. Mr. Ethridge served on the board of directors of Advantix Systems Ltd. and Advantix Systems, Inc., HVAC equipment manufacturers, from August 2013 until 2015 (for Advantix Systems, Inc.) and until 2018 (for Advantix Systems Ltd.). Mr. Ethridge holds a BBA and a Masters in Accounting from The University of Texas at Austin. Mr. Ethridge was selected to serve as director due to his experience in the private equity and the special purpose acquisition company industries.

Nicholas A. Petruska, our Executive Vice President, Chief Financial Officer and Secretary since our formation, also has served as Executive Vice President, Chief Financial Officer and Secretary of Hennessy V since October 2020. He previously served as the Executive Vice President, Chief Financial Officer and Secretary of Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020 and is now known as Canoo Inc. (NASDAQ: GOEV). From March 2017 to October 2018, Mr. Petruska served as Executive Vice President, Chief Financial Officer and Secretary of Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services, and is currently a wholly-owned subsidiary of US Ecology, Inc. (NASDAQ: ECOL). From April 2015 to February 2017, Mr. Petruska served as Executive Vice President, Chief Financial Officer and Secretary of Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke Inc. (NASDAQ: DSKE). He has served as an officer of Hennessy Capital Group LLC, the managing member of our Sponsor, since November 2013, in which position he advised Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), in connection with its initial public offering in January 2014. In addition, he worked closely with Hennessy I’s CEO and COO on transaction origination and initial assessments of potential target companies and led the due diligence assessment and transaction execution for Hennessy I’s business combination, which was consummated in February 2015. From July 2012 to July 2014, Mr. Petruska served as an investment professional at CHS Capital, a Chicago-based middle market private equity investment firm, where he evaluated leveraged buyouts and structured equity investments across multiple sectors and monitored certain portfolio companies of CHS. From January 2010 to July 2012, Mr. Petruska served as an investment banking analyst for Morgan Stanley (NYSE: MS) in the mergers and acquisitions and corporate finance groups with a focus on diversified industrials and consumer retail. He holds a B.S. degree, summa cum laude, from Miami University with majors in Finance and Decision Sciences.

Richard H. Fearon has served as the lead independent director of our board of directors since our initial public offering. Mr. Fearon served as Chief Financial and Planning Officer of Eaton Corporation from 2002 until March 2021 and as Vice Chairman from 2009 until March 2021. He also served as a director of Eaton Corporation plc (NYSE: ETN) from 2015 until March 2021. Mr. Fearon is also the lead director for Avient Corporation (formerly known as PolyOne Corporation) and a director of Crown Holdings, Inc. (NYSE: CCK) and CRH plc (LSE: CRH). Mr. Fearon has worked at several large diversified companies prior to Eaton Corporation, including Transamerica Corporation, NatSteel Limited and The Walt Disney Company (NYSE: DIS). He also serves on the board of The Cleveland Museum of Art. Mr. Fearon received his A.B. in Economics from Stanford University, his M.B.A. from Harvard Business School, and his J.D. from Harvard Law School. Mr. Fearon was selected to serve as a director due to his operational and financial background and his experience with numerous acquisitions and divestitures and as the chief financial officer of a publicly traded company.

Anna Brunelle has served as a member of our board of directors since our initial public offering and chairs our audit committee. Since August 2020, Ms. Brunelle has served as Chief Financial Officer of Ouster Inc (NYSE: “OUST” and “OUST.WS”). She previously served as Chief Financial Officer of Kinestral Technologies from April 2018 through May 2020 and Chief Financial Officer and Interim Chief Operating Officer of Soylent from March 2016 through October 2017. She has also served as Chief Financial Officer of GlobalLogic, Chief Financial Officer of Tivo, Inc., and Senior Consultant for Deloitte & Touche, LLP. Ms. Brunelle currently serves as a director of Bolt Threads, Inc. and previously served as a director of Halio International from March 2019 through May 2020. During her tenure in leadership positions, she has worked on successful IPOs of technology companies and completed multiple private and public acquisitions and divestitures. Ms. Brunelle received her B.S. in Business Administration (accounting concentration) from California Polytechnic State University — San Luis Obispo. Ms. Brunelle was selected to serve as a director due to her background in accounting and finance and her experience as the chief financial officer for both public and private companies and as a director.

Sidney Dillard has served as a member of our board of directors since our initial public offering. Since August 2002, Ms. Dillard has served as Partner and Head of Corporate Investment Banking at Loop Capital Markets. Prior to Loop Capital Markets, Ms. Dillard served in multiple roles at Northern Trust Bank, including as Senior Vice President and Division Manager. Ms. Dillard was appointed to the board of directors of Cresco Labs Inc. (CSE: CL) (OTCQX: CRLBF) in May 2021. Ms. Dillard serves as Board Chair for Girl Scouts of Greater Chicago and Northwest Indiana and Board Member for The Chicago Network, Window to the World Communications, Inc. (Chicago PBS Station WTTW ; WFMT radio station) and IFF (f/k/a/ Illinois Facilities Fund). Ms. Dillard received her A.B. in Economics from Stanford University and M.B.A. from Northwestern University — Kellogg School of Management. Ms. Dillard was selected to serve as a director due to her finance and investment banking background and her foreign and domestic capital markets experience.

Walter Roloson has served as a member of our board of directors since our initial public offering. Mr. Roloson currently serves as a Managing Vice President at Capital One Financial Corporation and as Co-head of its Capital One Shopping business, leading its sales, marketing, strategy, and finance functions. Previously, he co-founded Wikibuy in 2013 and served as Co-CEO through its sale to Capital One in November 2018. Mr. Roloson previously served in various investment and operational positions at LinkedIn Corporation, Tiger Global Management, LLC, Greenhill & Co Inc., and Jefferies Financial Group Inc. He earned his B.A. in Computer Science and B.B.A. in Finance from The University of Texas at Austin in 2004. Mr. Roloson was selected to serve as a director due to his operational, investment, and financial background and his experience of leading the strategic sale of Wikibuy as Co-CEO.

John Zimmerman has served as a member of our board of directors since our initial public offering and chairs our compensation committee. Mr. Zimmerman served as President of Gates Capital Partners and President and Chief Investment Officer of Crosscreek Capital Group from January 2018 to January 2022. He was appointed as a Partner at Oak Hill Capital Partners in July 2021, having previously served as Senior Advisor to Oak Hill Capital Partners from June 2015 through June 2020. From 1999 through 2014, Mr. Zimmerman served in a variety of positions, including as Main Board Director and Chief Financial Officer, of Tomkins plc, which was publicly traded on the London Stock Exchange until it was taken private in 2010. He earned a Graduate Diploma in Accounting and a Post Graduate Honors Degree in Commerce (Information Systems) from the University of Cape Town, South Africa. He is a Chartered Accountant (South African Institute of Chartered Accountants). Mr. Zimmerman was selected to serve as a director due to his investing and financial background and his experience as the chief financial officer of a publicly-traded company and as a director.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a resolution passed by holders of at least 90% of our outstanding common stock entitled to vote thereon. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Roloson and Ms. Dillard, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Brunelle and Mr. Zimmerman, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Hennessy, Ethridge and Fearon, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Brunelle, Ms. Dillard, Mr. Fearon, Mr. Roloson, and Mr. Zimmerman are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors has regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Ms. Brunelle, Mr. Roloson and Mr. Zimmerman serve as members of our audit committee, and Ms. Brunelle chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Ms. Brunelle, Mr. Roloson and Mr. Zimmerman meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Ms. Brunelle qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	reviewing the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Ms. Brunelle, Mr. Roloson and Mr. Zimmerman serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent Ms. Brunelle, Mr. Roloson and Mr. Zimmerman are independent and Mr. Zimmerman chairs the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $15,000 per month, until the completion of our initial business combination, for office space, utilities and secretarial and administrative support, the payments to each of our President and Chief Operating Officer and our Chief Financial Officer of $29,000 per month for their services until the completion of our initial business combination, of which $14,000 per month is payable upon the successful completion of our initial business combination, and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ms. Brunelle, Ms. Dillard, Mr. Fearon, Mr. Roloson, and Mr. Zimmerman. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to our registration statement on Form S-1 (File No. 333-254062) filed in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our officers or directors have to date received any cash compensation for services rendered to us except that Mr. Ethridge and Mr. Petruska each received compensation of approximately $87,000 (approximately $42,000 of which is deferred) pursuant to the arrangement described below. We have agreed to pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We pay each of Mr. Ethridge, our President and Chief Operating Officer, and Mr. Petruska, our Chief Financial Officer, $29,000 per month for their services prior to the consummation of our initial business combination, of which $14,000 per month is payable upon the successful completion of our initial business combination. Our sponsor, officers, directors and their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)(2)	Number of Shares Beneficially Owned	Percentage of Class A Common Stock	Number of Shares Beneficially Owned	Percentage of Class B Common Stock
Hennessy Capital Partners VI LLC (our sponsor)(3)	-	-	11,214,318	98.68%
Daniel J. Hennessy (3)	-	-	11,214,318	98.68%
Gregory D. Ethridge (3)	-	-	11,214,318	98.68%
Nicholas A. Petruska (3)	-	-	11,214,318	98.68%
Anna Brunelle (4)	-	-	25,000	*	%
Sidney Dillard (4)	-	-	25,000	*	%
Richard H. Fearon (4)	-	-	50,000	*	%
Walter Roloson (4)	-	-	25,000	*	%
John Zimmerman (4)	-	-	25,000	*	%
All directors and executive officers and directors as a group (8 individuals)	-	-	11,364,318	100%
These shareholders known to us to beneficially own more than 5 percent of our outstanding Common Stock as of December 31, 2021 are:
Blackrock, Inc. (5)	2,970,000	8.71%	-	-
D. E. Shaw Valence Portfolios, L.L.C. (6)	2,970,000	8.71%	-	-
Highbridge Capital Management, LLC (7)	1,988,832	5.83%	-	-
Magnetar Financial LLC (8)	2,953,852	8.66%	-	-
Spring Creek Capital, LLC (9)	2,870,000	8.42%	-	-
Weiss Asset Management LP (10)	2,970,000	8.71%	-	-

*	Less than one percent.

(1)	The table above does not include the shares of common stock underlying the private placement warrants because these securities are not exercisable within 60 days of this Report.

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Hennessy Capital Investment Corp. VI, 3415 N. Pines Way, Suite 204, Wilson, Wyoming 83014.

(3)	Hennessy Capital Partners VI LLC is the record holder of the shares reported herein. Hennessy Capital Group LLC, Gregory D. Ethridge, our President, Chief Operating Officer and director, and Nicholas A. Petruska, our Executive Vice President, Chief Financial Officer and Secretary, are the managing members of our sponsor. Daniel J. Hennessy, our Chairman and Chief Executive Officer, is the sole managing member of Hennessy Capital Group LLC. Consequently, each of Mr. Hennessy, Mr. Ethridge, and Mr. Petruska may be deemed the beneficial owner of the founder shares held by our sponsor and have shared voting and dispositive control over such securities. Each of Mr. Hennessy, Mr. Ethridge, and Mr. Petruska disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.

(4)	Does not include any shares indirectly owned by this individual as a result of his or her direct or indirect ownership interest in our sponsor.

(5)	This information is based solely on a Schedule 13G filed by Blackrock, Inc. (“Blackrock”) with the SEC on February 4, 2022. Blackrock has sole voting power over 2,970,000 shares and sole dispositive power over 2,970,000. The holders of these shares are funds and accounts under management by investment adviser subsidiaries of BlackRock. BlackRock is the ultimate parent holding company of such investment adviser entities. On behalf of such investment adviser entities, the applicable portfolio managers, as a managing directors of such entities, have voting and investment power over the shares held by the funds and accounts which are the registered holders of the referenced shares. Such portfolio managers expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address of such funds and accounts, such investment adviser subsidiaries and such portfolio managers is 55 East 52nd Street, New York, NY 10055.

(6)	This information is based solely on a Schedule 13G filed by D. E. Shaw Valence Portfolios, L.L.C. (“D. E. Shaw Valence”), D. E. Shaw & Co., L.L.C. (“D. E. Shaw LLC”), D. E. Shaw & Co., L.P. (“D. E. Shaw LP”) and David E. Shaw, (“David E. Shaw”) with the SEC on October 12, 2021. David E. Shaw does not own any shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw, L.P., which in turn is the investment adviser of D. E. Shaw Valence, and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw L.L.C., which in turn is the manager of D. E. Shaw Valence, David E. Shaw may be deemed to have the shared power to vote or direct the vote of 2,970,000 shares, and the shared power to dispose or direct the disposition of 2,970,000 shares. The business address of such holder is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(7)	This information is based solely on a Schedule 13G/A filed by Highbridge Capital Management, LLC (“Highbridge”) with the SEC on February 3, 2022. Highbridge is the investment adviser to certain funds and accounts (the “Highbridge Funds”), with respect to the shares directly held by the Highbridge Funds. Highbridge has shared voting power over 1,988,832 shares and shared dispositive power over 1,988,832 shares. The business address of such holder is 277 Park Avenue, 23rd Floor, New York, N Y 10172.

(8)	This information is based solely on a Schedule 13G filed by Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”) and Alec N. Litowitz (“Mr. Litowitz”) with the SEC on February 4, 2022. Magnetar Financial, Magnetar Capital Partners, Supernova Management and Mr. Litowitz beneficially hold 2,953,852 shares. The amount consists of (A) 303,276 shares held for the account Magnetar Constellation Fund II, Ltd; (B) 954,754 shares held for the account of Magnetar Constellation Master Fund, Ltd; (C) 78,000 shares held for the account of Magnetar Systematic Multi-Strategy Master Fund Ltd; (D) 49,900 shares held for the account of Magnetar Capital Master Fund Ltd; (E) 17,852 shares held for the account of Magnetar Discovery Master Fund Ltd; (F) 370,668 shares held for the account of Magnetar Xing He Master Fund Ltd; (G) 171,294 shares held for the account of Purpose Alternative Credit Fund Ltd; (H) 258,345 shares held for the account of Magnetar SC Fund Ltd; (I) 348,204 shares held for the account of Magnetar Structured Credit Fund, LP; (J) 342,588 shares held for the account of Magnetar Lake Credit Fund LLC; and (K) 58,971 Shares held of the account of Purpose Alternative Credit Fund - T LLC (collectively, the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz. Magnetar, Magnetar Capital Partners, Supernova Management and Mr. Litowitz have shared voting power over 2,953,852 shares and shared dispositive power over 2,953,852 shares. The business address of such holders is 1603 Orrington Avenue, 13th Floor, Evanston, IL 60201.

(9)	This information is based solely on a Schedule 13G/A filed by Spring Creek Capital, LLC (“Spring Creek”), SCC Holdings, LLC (“SCC”), KIM, LLC (“KIM”), Koch Investments Group, LLC (“KIG”), Koch Investments Group Holdings, LLC (“KIGH”), Koch Industries, Inc. (“Koch Industries”) with the SEC on February 9, 2022. Spring Creek is beneficially owned by SCC, SCC is beneficially owned by KIM, KIM is beneficially owned by KIG, KIG is beneficially owned by KIGH, and KIGH is beneficially owned by Koch Industries, in each case by means of ownership of all voting equity instruments. Koch Industries, SCC, KIM, KIG, and KIGH may be deemed to beneficially own the shares held by Spring Creek by virtue of (i) Koch Industries’ beneficial ownership of KIGH, (ii) KIGH’s beneficial ownership of KIG, (iii) KIG’s beneficial ownership of KIM, (iv) KIM’s beneficial ownership of SCC and (v) SCC’s beneficial ownership of Spring Creek. By virtue of Koch Industries’ indirect beneficial ownership of Spring Creek, SCC, KIM, KIG and KIGH, Koch Industries has sole voting power over 2,870,000 shares and sole dispositive power over 2,870,000 shares. The business address of such holders is 4111 E. 37th Street North, Wichita, KS 67220

(10)	This information is based solely on a Schedule 13G filed by Weiss Asset Management LP (“Weiss Asset Management”), BIP GP LLC (“BIP GP”), WAM GP LLC (“WAM GP”) and Andrew M. Weiss, Ph.D. (“Andrew Weiss”) with the SEC on January 28, 2022. The shares reported for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP). By virtue of the foregoing, Weiss Asset Management, BIP GP, WAM GP and Andrew Weiss have a shared voting power over 2,970,000 shares and shared dispositive power over 2,970,000 shares. The business address of such holder is 222 Berkeley Street, 16th floor, Boston, MA 02116.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In January 2021, our sponsor subscribed to purchase an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of our initial public offering. In March 2021, our sponsor transferred 25,000 founder shares to each of our independent directors, in June 2021 our sponsor transferred an additional 25,000 founder shares to Mr. Fearon, our lead independent director. We effected a stock dividend of 0.33333333 of a founder share for each outstanding founder share in March 2021, and we effected a second stock dividend of 1 founder share for each outstanding founder share in September 2021, which stock dividends resulted in our sponsor and independent directors holding an aggregate of 11,500,000 founder shares (up to 1,500,000 of which were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ option to purchase additional units was exercised). The underwriters’ option was partially, but not fully, exercised, our sponsor forfeited 135,682 founders shares on November 17, 2021.

Our sponsor, our direct anchor investors and our other anchor investors have purchased an aggregate 7,212,394 private placement warrants for a purchase price of $10,818,590 or $1.50 per warrant in a private placement that occurred simultaneously with the closing our initial public offering. Our sponsor purchased 2,359,217 private placement warrants and our direct anchor investors and our other anchor investors purchased 4,853,177 private placement warrants. As such, our sponsor’s interest in our initial public offering was valued at an aggregate of $3,538,825. Each private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor, our direct anchor investors or our other anchor investors until 30 days after the completion of our initial business combination.

We pay Hennessy Capital Group LLC, an affiliate of our sponsor, a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We pay each of Mr. Ethridge, our President and Chief Operating Officer, and Mr. Petruska, our Chief Financial Officer, $29,000 per month for their services prior to the consummation of our initial business combination, of which $14,000 per month is payable upon the successful completion of our initial business combination. If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she may honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

Our officers and directors or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In January 2021, our sponsor agreed to loan us an aggregate of $500,000 by drawdowns against the issuance of an unsecured promissory note to cover expenses related to our initial public offering. The promissory note was non-interest bearing and payable, as amended in July 2021, on the earlier of December 31, 2021 or the completion of our initial public offering. Prior to our initial public offering we had borrowed an aggregate of $195,000 under such promissory note. On October 1, 2021, the promissory note was repaid in full in connection with the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor, our direct anchor investors and our other anchor investors. The terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any).

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of our initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds from our initial public offering held in the trust account prior to the completion of our initial business combination:

●	repayment of an aggregate of up to $500,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	payment to an affiliate of our sponsor of $15,000 per month, until the close of our initial business combination, for office space, utilities and secretarial and administrative support;

●	payments to each of our President and Chief Operating Officer and our Chief Financial Officer of $29,000 per month for their services until the completion of our initial business combination, of which $14,000 per month is payable upon the completion of our initial business combination;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender.

These payments may be made using funds that are not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Brunelle, Ms. Dillard, Mr. Fearon, Mr. Roloson, and Mr. Zimmerman are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees paid for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from January 22, 2021 (inception) through December 31, 2021 totaled $119,995. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from January 22, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Withum for tax planning and tax advice for the period from January 22, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Withum for other services for the period from January 22, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See Index to Financial Statements, which appears on page F-1 below. The financial statements listed in the accompanying Index to Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto appearing below.

(3)	Exhibits

We hereby file or incorporate by reference as part of this Report the exhibits listed in the Exhibit Index below. Copies of such material can be obtained on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 28, 2021, by and among the Company and Citigroup Global Markets Inc. and Barclays Capital Inc. as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K, filed with the SEC on October 1, 2021),
3.1	Certificate of Incorporation (incorporated by referred to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on March 10, 2021).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
3.3	Bylaws (incorporated by referred to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on March 10, 2021).
4.1	Warrant Agreement, dated September 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
4.2*	Description of Securities.
10.1	Letter Agreement, dated September 28, 2021, by and among the Company, its officers, its directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 1, 2021).
10.2	Investment Management Trust Agreement, dated September 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.3	Registration Rights Agreement, dated September 28, 2021, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.4	Administrative Support Agreement, dated September 28, 2021, by and between the Company and Hennessy Capital LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.5	Private Placement Warrants Purchase Agreement, dated September 28, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.6	Form of Indemnity Agreement, dated September 28, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.7	Subscription Agreement, dated September 28, 2021, by and among the Company, the Sponsor and Antara Capital Total Return SPAC Master Fund LP (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.8	Form of Subscription Agreement, by and among the Company, the Sponsor and BlackRock Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.9	Subscription Agreement, dated July 9, 2021, by and among the Company, the Sponsor and Arena Capital Fund, L.P. – Series 17 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.10	Subscription Agreement, dated July 8, 2021, by and among the Company, the Sponsor and D. E. Shaw Valence Investments (Cayman) Limited and D. E. Shaw Valence Portfolios, L.L.C.(incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.11	Form of Subscription Agreement, by and among the Company, the Sponsor and Highbridge Capital Management LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).

Exhibit No.	Description
10.12	Subscription Agreement, dated July 8, 2021, by and among the Company, the Sponsor, Apollo SPAC Fund 1, L.P., Apollo Atlas Master Fund, LLC, Apollo A-N Credit Fund (Delaware), L.P., Apollo Credit Strategies Master Fund Ltd. and Apollo PPF Credit Strategies, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.13	Form of Subscription Agreement, by and between the Sponsor and the Strategic Anchor Investor (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.14	Form of Subscription Agreement, by and among the Company, the Sponsor and each of the Other Anchor Investors (incorporated by reference to Exhibit 10.15 to Amendment No. 5 the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on September 3, 2021).
10.15	Form of Amendment No. 1 to Subscription Agreement, by and among the Company, the Sponsor and each of the Anchor Investors (incorporated by reference to Exhibit 10.16 to Amendment No. 5 the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on September 3, 2021).
14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on March 24, 2021).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary.

Not applicable.

HENNESSY CAPITAL INVESTMENT CORP. VI

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hennessy Capital Investment Corp. VI

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hennessy Capital Investment Corp. VI (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 28, 2022

PCAOB ID Number 100

HENNESSY CAPITAL INVESTMENT CORP. VI

BALANCE SHEET

December 31, 2021
ASSETS
Current assets –
Cash	$1,966,000
Prepaid expenses	824,000
Total current assets	2,790,000
Non-current asset – Cash and investments held in Trust Account	340,936,000
Total assets	$343,726,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities –
Accounts payable	$99,000
Accrued liabilities and taxes	236,000
Deferred compensation – related parties	84,000
Total current liabilities	419,000

Other liabilities -
Derivative warrant liabilities	15,605,000
Deferred underwriting compensation	11,933,000
Total liabilities	27,957,000
Commitments and contingencies
Class A common stock subject to possible redemption; 34,092,954 shares (at $10.00 per share)	340,930,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-
Class A common stock, $0.0001 par value, 200,000,000 authorized shares, -0- issued and outstanding (excluding 34,092,954 shares subject to possible redemption)	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares, 11,364,318 shares issued and outstanding	1,000
Additional paid-in-capital	-
Accumulated deficit	(25,162,000)
Total stockholders’ deficit	(25,161,000)
Total liabilities and stockholders’ deficit	$343,726,000

See accompanying notes to financial statements.

HENNESSY CAPITAL INVESTMENT CORP VI

STATEMENT OF OPERATIONS

For the period from January 22, 2021 (inception) to December 31, 2021

General and administrative expenses	$665,000
Loss from operations	(665,000)
Other income (expense):
Interest income on Trust Account	7,000
Derivative warrant liabilities issuance costs	(722,000)
Change in fair value of derivative warrant liabilities	3,901,000
Income before provision for income tax	2,521,000

Provision for income tax	-
Net income	$2,521,000

Weighted average shares of Class A common stock outstanding - basic and diluted	8,276,000
Net income per share of Class A common stock – basic and diluted	$0.13
Weighted average shares of Class B common stock outstanding – basic and diluted	10,679,000
Net income per share of Class B common stock – basic and diluted	$0.13

See accompanying notes to financial statements.

HENNESSY CAPITAL INVESTMENT CORP VI

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period from January 22, 2021 (inception) to December 31, 2021

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, January 22, 2021	-	$-	-	$-	$-	$-	$-
Sale of shares of Class B common stock to Sponsor at approximately $0.002 per share	-	-	11,500,000	1,000	24,000	-	25,000
Forfeiture of shares of Class B common stock by Sponsor upon underwriters’ partial exercise of its over-allotment option	-	-	(135,682)	-	-	-	-
Issuance of 7,212,394 Private Placement Warrants at $1.50, in excess of fair value of $1.05 per warrant	-	-	-	-	3,246,000	-	3,246,000
Accretion for shares of Class A common stock subject to redemption					(3,270,000)	(27,683,000)	(30,953,000)
Net income	-	-	-	-	-	2,521,000	2,521,000
Balances, December 31, 2021	-	$-	11,364,318	$1,000	$-	$(25,162,000)	$(25,161,000)

See accompanying notes to financial statements.

HENNESSY CAPITAL INVESTMENT CORP VI

STATEMENT OF CASH FLOWS

For the period from January 22, 2021 (inception) to December 31, 2021

Cash flows from operating activities:
Net income	$2,521,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income retained in the Trust Account	(7,000)
Derivative warrant liabilities issuance costs	722,000
Change in fair value of derivative warrant liabilities	(3,901,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(824,000)
Increase in accounts payable (excluding offering costs of $70,000)	29,000
Increase in accrued liabilities and taxes	236,000
Increase in deferred compensation – related parties	84,000
Net cash used in operating activities	(1,140,000)

Cash flows from investing activities:
Cash deposited in Trust Account	340,930,000
Net cash used in investing activities	(340,930,000)

Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	25,000
Proceeds from note payable to Sponsor	195,000
Proceeds from sale of Units to the public	340,930,000
Proceeds from sale of Private Placement Warrants	10,819,000
Payment of underwriters’ compensation	(6,819,000)
Payment of offering costs	(919,000)
Payment of note payable to Sponsor	(195,000)
Net cash provided by financing activities	344,036,000

Net increase in cash	1,966,000
Cash at beginning of period	-
Cash at end of period	$1,966,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation	$11,933,000
Offering costs included in accounts payable	$70,000

See accompanying notes to financial statements.

HENNESSY CAPITAL INVESTMENT CORP. VI
Notes to financial statements

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

At December 31, 2021, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) to December 31, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners VI LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $340,930,000 Public Offering (Note 3) and a $10,819,000 private placement of Private Placement Warrants (as defined below) (Note 4). Upon the closing of the Public Offering and the private placement, $340,930,000 was deposited in a trust account (the “Trust Account”).

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any shares of Class A common stock issued pursuant to the Public Offering (“public shares”) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Public Offering (i.e. by October 1, 2023), or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially $10.00 per public share of Class A common stock ($340,930,000 held in the Trust Account divided by 34,092,954 public shares.

The Company has 24 months from the closing date of the Public Offering, until October 1, 2023, to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s independent directors (collectively, the “initial stockholders”) have waived their rights to participate in any redemption with respect to their Founder Shares (as defined in Note 4); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 24 months from the closing of the Public Offering.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Public Offering.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The financial statements of the Company are presented in U.S. dollars and has been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Liquidity and capital resources:

With approximately $1,966,000 in cash and approximately $2,371,000 of working capital at December 31, 2021, the Company believes, but cannot assure, that it has the resources to continue its operations beyond one year plus the normal time to report its financial statements.

Emerging Growth Company:

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standards. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income or Loss per Share of Common Stock:

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income or loss per share of common stock is computed by dividing net income or loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 18,576,712 shares of Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per share of Class A common stock is the same as basic income (loss) per share of common stock for the period presented.

The Company has two classes of common stock, which are referred to as shares of Class A common stock and shares of Class B common stock. Income and losses are shared pro rata among the two classes of common stock. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the respective period.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	December 31, 2021
	Class A	Class B
Numerator:
Basic and diluted net income per share of common stock:
Allocation of income – basic and diluted	$1,100,000	$1,421,000
Denominator:
Basic and diluted weighted average share of common stock:	8,276,000	10,679,000

Basic and diluted net income per share of common stock	$0.13	$0.13

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2021.

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

Fair Value of Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.

Use of Estimates:

The preparation of a financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of December 31, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs:

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering totaled approximately $19,741,000 including Company costs of approximately $990,000 together with $18,750,000 of underwriters’ discount, have been allocated to equity instruments ($19,018,000) and derivative warrant liabilities ($722,000), based on their relative values, and charged to equity or expense (in the case of the portion allocated to derivative warrant liabilities) upon completion of the Public Offering.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the period from January 22, 2021 (inception) to December 31, 2021 the Company recorded income tax expense of approximately $0 because the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account so there was no income for tax purposes. The Company’s effective tax rate for the period from January 22, 2021 (inception) to December 31, 2021 was approximately 0% which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and business combination and warrant costs and warrant fair value adjustments which may not be deductible or taxable. At December 31, 2021, the Company has a deferred tax asset of approximately $80,000 primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the 34,092,954 public shares sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (i.e., total assets less intangible assets and liabilities) to be less than $5,000,001 upon the closing of a Business Combination.

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all shares of Class A common stock are redeemable and classified as such on the Company’s balance sheet until such time as a redemption event takes place. The value of Class A common stock that may be redeemed is equal to $10.00 per share (which is the assumed redemption price) multiplied by 34,092,954 shares of Class A common stock.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2021, all of the 34,092,954 public shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

Gross proceeds of Public Offering	$340,930,000
Less: Proceeds allocated to Public Warrants	(11,935,000)
Offering costs	(19,018,000)
Plus: Accretion of carrying value to redemption value	30,953,000
Shares of Class A common stock subject to redemption	$340,930,000

Derivative warrant liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The fair value of the warrants was initially estimated using a binomial lattice simulation approach, and as described below in Note 6, it was subsequently based upon, or derived from, the trading price of the Public Warrants in an active, open market.

Recent Accounting Pronouncements:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events and transactions occurring after December 31, 2021 up to the date the financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the financial statements have been recognized or disclosed.

NOTE 3 — PUBLIC OFFERING

In October 2021, the Company consummated the Public Offering of 34,092,954 units (including the underwriters’ partial exercise of their over-allotment option) at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-third of one redeemable warrant (the “Warrants”). Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock at $11.50 per share, (Note 7).

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions. On October 21, 2021 the underwriters’ exercised their option with respect to 4,092,954 Units. The Warrants issued in connection with 4,092,954 over-allotment Units are identical to the Public Warrants and have no net cash settlement provisions.

The Company paid an underwriting discount of 2.0% of the per Unit price to the underwriters at the closing of the Public Offering and over-allotment option exercise (an aggregate of approximately $6,819,000), with an additional fee (the “Deferred Discount”) of 3.5% (an aggregate of approximately $11,933,000) of the gross offering proceeds payable upon the consummation of the initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

The Company intends to finance a Business Combination with proceeds from the approximately $340,930,000 Public Offering and $10,819,000 private placement (Note 4), net of expenses of the offering and amounts allocated to working capital. Upon the closing of the Public Offering, the over-allotment option and the private placement, approximately $340,930,000 was deposited in the Trust Account.

In July and August 2021, the Company entered into subscription agreements with the Direct Anchor Investors (as defined below) and the Other Anchor Investors (as defined below) to purchase 4,853,177 Private Placement Warrants at $1.50 per Warrant. The Direct Anchor Investors, the Other Anchor Investors and one strategic investment fund that is focused on end markets similar to those on which the Company intends to concentrate (collectively, the “Anchor Investors”) also purchased an aggregate of $321.1 million of Units in the Public Offering. The Anchor Investors are also entitled to purchase from the Sponsor, upon consummation of the initial Business Combination and subject to certain conditions, an aggregate of up to 49% of the number of Founder Shares outstanding upon closing of the Public Offering, at a purchase price of approximately $0.002 per share.

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

In January 2021 the Sponsor purchased 4,312,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.006 per share (up to 562,500 of which were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full). Subsequent to January 29, 2021, in March and June 2021, the Sponsor transferred an aggregate of 150,000 Founder Shares to the Company’s independent directors. In March 2021, the Company effected a stock dividend of 0.33333333 of a Founder Share for each outstanding Founder Share, and in September 2021, the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 Founder Shares (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). The share and per share amounts related to the stock dividend have been retroactively restated in the accompanying financial statements. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering, except that the Founder Shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the initial stockholders would own 25.0% of the Company’s issued and outstanding shares after the Public Offering. The underwriters’ exercised their over-allotment in part, and therefore 135,682 Founder Shares were forfeited by the Sponsor.

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

Private Placement Warrants

Simultaneously with the closing of the Public Offering on October 1, 2021 and the partial exercise of the underwriters’ over-allotment option on October 21, 2021, the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc., Arena Capital Advisors, LLC, for and on behalf of the funds and accounts it manages, D. E. Shaw Valence Investments (Cayman) Limited and D. E. Shaw Valence Portfolios, L.L.C., certain funds managed by affiliates of Apollo Global Management, Inc., certain funds managed by Highbridge Capital Management, LLC and Antara Capital Total Return SPAC Master Fund LP (collectively, the “Direct Anchor Investors”), and four other unaffiliated qualified institutional buyers or institutional accredited investors, on behalf of one or more funds that they advise or manage (collectively, the “Other Anchor Investors”), purchased from the Company in a private placement an aggregate of 7,212,394 warrants at a price of $1.50 per warrant (an aggregate purchase price of approximately $10,819,000) (the “Private Placement Warrants”). The Sponsor purchased 2,359,217 Private Placement Warrants and the Direct Anchor Investors and Other Anchor Investors purchased an aggregate of 4,853,177 Private Placement Warrants. Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering and deposited in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants are identical to the Warrants included in the Units sold as part of the Units in the Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor, the Direct Anchor Investors, the Other Anchor Investors or their respective permitted transferees, (i) will not be redeemable by the Company (except if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), in which case the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Warrants), (ii) may not (including the shares of Class A common stock issuable upon the exercise of such Private Placement Warrants), subject to certain limited exceptions as described in the Registration Statement, be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised on a cashless basis and (iv) the holders thereof (including with respect to the shares of Class A common stock issuable upon exercise of such Private Placement Warrants) are entitled to registration rights. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions.

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

Prior to October 1, 2021, the Company had borrowed $195,000 under the Note in order to pay expenses of the Public Offering. All such amounts borrowed under the Note were paid at the closing of the Public Offering on October 1, 2021 and there are no amounts available to borrow after that date.

If the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant, at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of December 31, 2021, none of the Sponsor, affiliates of the Sponsor or the Company’s officers or directors had made any working capital loans to the Company.

Administrative Support Agreement and Payments to Certain Officers

The Company has agreed to pay $15,000 per month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on September 29, 2021, the date the Company’s securities were first listed on the Nasdaq Global Market, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Charges to operations under the agreement for the period from January 22, 2021 (inception) to December 31, 2021 were $45,000 and there was no amount payable at December 31, 2021.

Also, commencing on September 29, 2021, the Company began to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. An aggregate of $178,000 was charged to operations for the period from September 29, 2021 to December 31, 2021. Deferred compensation - related parties includes approximately $84,000 under this obligation for the period from September 29, 2021 to December 31, 2021.

NOTE 5 – TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the Private Placement, a total of $340,930,000 was deposited into the Trust Account. The proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

At December 31, 2021, the proceeds of the Trust Account were invested in money market funds meeting certain conditions described above yielding interest of less than 0.1% per year. When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturities on the balance sheet at December 31, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2021 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at December 31, 2021	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$340,936,000	$340,936,000

NOTE 6 — WARRANT LIABILITIES

At December 31, 2021, the Company has 18,576,712 Warrants outstanding, including 11,364,318 Public Warrants and 7,212,394 Private Placement Warrants.

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

The Company has recorded approximately $722,000 of costs to the statement of operations at inception of the warrants to reflect an allocation of total offering and issue costs to warrant issuance costs based on the relative fair values of the equity and derivative warrant liabilities instruments.

The Company is required to record the warrants at fair value at each reporting period, with changes in fair value recognized in the statement of operations.

The following table presents information about the Company’s Warrant liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Warrant Liabilities:
Public Warrants	$9,546,000	$9,546,000	$—	$—
Private Placement Warrants	6,059,000	—	6,059,000	—
Derivative warrant liabilities at December 31, 2021	$15,605,000	$9,546,000	$6,059,000	$—

At December 31, 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.84 per warrant on December 31, 2021). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs – Level 2).

The derivative warrant liabilities are not subject to qualified hedge accounting.

See below regarding transfers between Levels 1, 2 or 3 at December 31, 2021.

At December 31, 2021, the Public Warrants were reclassified from Level 3 inputs to Level 1 inputs and the Private Placement Warrants were reclassified from Level 3 inputs to Level 2 inputs.

The following table presents the changes in the fair value of derivative warrant liabilities classified as Level 3:

	Warrant Liabilities	Public Warrants	Private Placement Warrants
Fair value at January 1, 2021	-	-	-

Initial measurement on October 1, 2021	$17,500,000	$10,500,000	$7,000,000
Fair value of additional warrants issued on October 21, 2021	2,006,000	1,433,000	573,000
Change in fair value of Public and Private Placement Warrants from October 1, 2021 and October 21, 2021 to December 31, 2021	3,901,000	2,387,000	1,514,000
Transfer to Level 1 during the three months ended December 31, 2021	(9,546,000)	(9,546,000)	—
Transfer to Level 2 during the three months ended December 31, 2021	(6,059,000)	—	(6,059,000)
Fair value of Level 3 warrant liabilities as of December 31, 2021	$—	$—	$—

Public Warrants

At December 31, 2021 there were 11,364,318 Public Warrants outstanding. Each whole Warrant offered in the Public Offering is exercisable to purchase one share of our Class A common stock. Under the terms of the warrant agreement, the Company has agreed to use its reasonable best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants have been or will be issued upon separation of the Units and only whole Warrants trade. Each Warrant will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the closing price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders (the “Reference Value”).

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

In no event will the Company be required to net cash settle any Warrant. If the Company is unable to complete a Business Combination within the 24-month period to complete the business combination (i.e. by October 1, 2023), and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

Private Placement Warrants

See Note 4 for information about the Company’s outstanding Private Placement Warrants to purchase 7,212,394 shares of Class A common stock.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share. Upon completion of the Company’s initial Business Combination, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock in connection with the initial Business Combination. In March 2021, the Company effected a stock dividend of 0.33333333 of Founder Share for each outstanding Founder Share, and the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share in September 2021, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 shares of Class B common stock (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). At December 31, 2021, all 34,092,954 shares of Class A common stock issued and outstanding as of such date are reflected as common stock subject to redemption. Because the underwriters’ exercised their over-allotment in part, 135,682 shares of Class B common stock were forfeited by the Founders leaving 11,364,318 shares of Class B common stock outstanding at December 31, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

COVID-19 — Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s financial position, results of operations and/or search for a target company and/or a target company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Conflict in Ukraine — In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2022	HENNESSY CAPITAL INVESTMENT CORP. VI

	By:	/s/ Daniel J. Hennessy
		Name:	Daniel J. Hennessy
		Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel J. Hennessy	Chairman of the Board of Directors and Chief Executive Officer	March 28, 2022
Daniel J. Hennessy	(Principal Executive Officer)

/s/ Gregory D. Ethridge	President and Chief Operating Officer and Director	March 28, 2022
Gregory D. Ethridge

/s/ Nicholas A. Petruska	Executive Vice President, Chief Financial Officer and Secretary	March 28, 2022
Nicholas A. Petruska	(Principal Financial and Accounting Officer)

/s/ Anna Brunelle	Director	March 28, 2022
Anna Brunelle

/s/ Sidney Dillard	Director	March 28, 2022
Sidney Dillard

/s/ Richard H. Fearon	Director	March 28, 2022
Richard H. Fearon

/s/ Walter Roloson	Director	March 28, 2022
Walter Roloson

/s/ John Zimmerman	Director	March 28, 2022
John Zimmerman