Form 10-Q
period 2022-03-31
Hennessy Capital Investment Corp. VI
filed 2022-05-11
CIK 1842937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, there were 34,092,954 shares of the Company’s Class A common stock and 11,364,318 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VI

Table of Contents

		Page
PART I - FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three months ended March 31, 2022 (unaudited) and for the period from January 22, 2021 (inception) to March 31, 2021 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 (unaudited) and for the period from January 22, 2021 (inception) to March 31, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 (unaudited) and for the period from January 22, 2021 (inception) to March 31, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II - OTHER INFORMATION		28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

i

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VI

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$1,606,000	$1,966,000
Prepaid expenses	762,000	824,000
Total current assets	2,368,000	2,790,000

Non-current asset – Cash and investments held in Trust Account	340,961,000	340,936,000
Total assets	343,329,000	343,726,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$87,000	$99,000
Accrued liabilities	36,000	36,000
Deferred compensation – related parties	205,000	84,000
Franchise Taxes Payable	240,000	200,000
Total current liabilities	568,000	419,000
Other liabilities -
Derivative warrant liabilities	8,917,000	15,605,000
Deferred underwriting compensation	11,933,000	11,933,000
Total liabilities	21,418,000	27,957,000
Commitments and contingencies
Class A common stock subject to possible redemption; 34,092,954 shares (at $10.00 per share)	340,930,000	340,930,000
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; -0- and -0- shares, respectively, issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 11,364,318 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,000	1,000
Additional paid-in capital	-	-
Accumulated deficit	(19,020,000)	(25,162,000)
Total stockholders’ (deficit)	(19,019,000)	(25,161,000)

Total liabilities and stockholders’ deficit	$343,329,000	$343,726,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2022	For the period from January 22, 2021 (inception) to March 31, 2021
General and administrative expenses	$571,000	$2,000
Loss from operations	(571,000)	(2,000)
Other income (expense):
Interest income on Trust Account	25,000	-
Change in fair value of derivative warrant liabilities	6,688,000	-
Income (loss) before provision for income tax	6,142,000	(2,000)
Net income (loss)	$6,142,000	$(2,000)

Weighted average shares of Class A common stock outstanding - basic and diluted (1)(2)	34,093,000	10,000,000
Net income (loss) per share of Class A common stock – basic and diluted	$0.14	$(0.00)

Weighted average shares of Class B common stock outstanding – Basic and diluted(1)	11,365,000	10,000,000
Net loss per share of Class B common stock – Basic and diluted	$0.14	$0.00

(1)	At March 31, 2021, excluded an aggregate of 1,500,000 shares of Class B common stock held by the Sponsor that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.

(2)	Share amounts at March 31, 2021 have been retroactively restated to reflect stock dividends of 0.33333333 shares for each share of Class B common stock outstanding in March 2021 and of one share for each share of Class B common stock outstanding in September 2021 (see Note 4)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2022 (unaudited)
and for the period from January 22, 2021 (inception) to March 31, 2021
(unaudited)

For the three months ended March 31, 2022:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2021	-	$-	11,364,318	$1,000	$-	$(25,162,000)	$(25,161,000)
Net income	-	-	-	-	-	6,142,000	6,142,000
Balances, March 31, 2022 (unaudited)	-	$-	11,364,318	$1,000	$-	$(19,020,000)	$(19,019,000)

For the period from January 22, 2021 (inception) to March 31, 2021:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balances, January 22, 2021	-	$-	-	$-	$-	$-	$-
Sale of shares of Class B common stock to Sponsor at approximately $0.002 per share (1)(2)	-	-	11,500,000	1,000	24,000	-	25,000
Net loss	-	-	-	-	-	(2,000)	(2,000)
Balances, March 31, 2021 (unaudited)	-	$-	11,500,000	$1,000	$24,000	$(2,000)	$23,000

(1)	Includes an aggregate of 1,500,000 shares of Class B common stock held by the Sponsor that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.

(2)	Share amounts at March 31, 2021 have been retroactively restated to reflect stock dividends of 0.33333333 shares for each share of Class B common stock outstanding in March 2021 and of one share for each share of Class B common stock outstanding in September 2021 (see Note 4).

See accompanying notes to condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2022 (unaudited) and
for the period from January 22, 2021 (inception) to March 31, 2021
(unaudited)

	Three months ended March 31, 2022	For the period from January 22, 2021 (inception) to March 31, 2021
Cash flows from operating activities:
Net income (loss)	$6,142,000	$(2,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income retained in the Trust Account	(25,000)	-
Change in fair value of derivative liabilities	(6,688,000)	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	62,000
Increase (decrease) in accounts payable (excluding offering costs of $70,000)	(12,000)	2,000
Increase in deferred compensation – related parties	121,000	-
Increase in Franchise taxes payable and other	40,000	-
Net cash used in operating activities	(360,000)	-

Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to Sponsor	-	105,000
Payment of offering costs	-	(108,000)
Net cash provided by financing activities		22,000

Net (decrease) increase in cash	(360,000)	22,000
Cash at beginning of period	1,966,000	-
Cash at end of period	$1,606,000	$22,000

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable	70,000	$21,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI
Notes to Condensed Financial Statements

(unaudited)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

At March 31, 2022, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners VI LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $340,930,000 Public Offering (Note 3) and a $10,819,000 private placement of warrants (the “Private Placement Warrants”) to our Sponsor, our Direct Anchor Investors (as defined below) and our Other Anchor Investors(as defined below) (“Private Placement”), (Note 4). Upon the closing of the Public Offering and the Private Placement (including the underwriters’ over-allotment option exercise), $340,930,000 was deposited in a trust account (the “Trust Account”).

The Trust Account:

The funds in the Trust Account are invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any shares of Class A common stock issued pursuant to the Public Offering (“public shares”) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Public Offering (i.e., by October 1, 2023), or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially $10.00 per public share of Class A common stock ($340,930,000 held in the Trust Account divided by 34,092,954 public shares).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022. The interim results for three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any other future periods.

Liquidity and capital resources:

With approximately $1,606,000 in cash and approximately $1,800,000 of working capital at March 31, 2022, the Company believes, but cannot assure, that it has the resources to continue its operations beyond one year plus the normal time to report its financial statements.

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

The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	March 31, 2022
	Class A	Class B
Numerator:
Basic and diluted net income per share of common stock:
Allocation of income – basic and diluted	$4,607,000	$1,535,000
Denominator:
Basic and diluted weighted average share of common stock:	34,093,000	11,364,000

Basic and diluted net income per share of common stock	$0.14	$0.14

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at March 31, 2022 or December 31, 2021.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of March 31, 2022 and December 31, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs:

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A - “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering totaled approximately $19,741,000 including Company costs of approximately $990,000 together with $18,750,000 of underwriters’ discount, have been allocated to equity instruments ($19,018,000) and derivative warrant liabilities ($722,000), based on their relative values, and charged to equity or expense (in the case of the portion allocated to derivative warrant liabilities) upon completion of the Public Offering.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022 and the period from January 22, 2021 (inception) to March 31, 2021 the Company recorded income tax expense of approximately $0 and $0, respectively, because, in 2022, the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account so there was no income for tax purposes, and in 2021 there was no interest income. The Company’s effective tax rate for the three months ended March 31, 2022 and the period from January 22, 2021 (inception) to December 31, 2021 was approximately 0% and 0%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and business combination and warrant costs and warrant fair value adjustments which may not be deductible or taxable. At March 31, 2022, the Company has a deferred tax asset of approximately $180,000 primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2022 and December 31, 2021, all of the 34,092,954 public shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the Warrants accounted for as liabilities are charged to operations when the Warrants are issued. The fair value of the Warrants was initially estimated using a binomial lattice simulation approach, and as described below in Note 6, it was subsequently based upon, or derived from, the trading price of our warrants issued as part of the units offered in our initial public offering (the “Public Warrants”) in an active, open market.

Recent Accounting Pronouncements:

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events and transactions occurring after March 31, 2022 (the unaudited balance sheet date), up to the date of the unaudited condensed financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the unaudited condensed financial statements have been recognized or disclosed.

NOTE 3 - PUBLIC OFFERING

In October 2021, the Company consummated the Public Offering of 34,092,954 units (including the underwriters’ partial exercise of their over-allotment option) at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-third of one redeemable warrant (the “Warrants”). Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment (Note 6).

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Founder Shares

In January 2021 the Sponsor purchased 4,312,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.006 per share (up to 562,500 of which were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full). In March and June 2021, the Sponsor transferred an aggregate of 150,000 Founder Shares to the Company’s independent directors. In March 2021, the Company effected a stock dividend of 0.33333333 of a Founder Share for each outstanding Founder Share, and in September 2021, the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 Founder Shares (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). The share and per share amounts related to the stock dividend have been retroactively restated in the accompanying financial statements. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering, except that the Founder Shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the initial stockholders would own 25.0% of the Company’s issued and outstanding shares after the Public Offering. The underwriters’ exercised their over-allotment in part, and therefore 135,682 Founder Shares were forfeited by the Sponsor.

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

If the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.50 per warrant, at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, none of the Sponsor, affiliates of the Sponsor or the Company’s officers or directors had made any working capital loans to the Company.

Administrative Support Agreement and Payments to Certain Officers

The Company has agreed to pay $15,000 per month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on September 29, 2021, the date the Company’s securities were first listed on the Nasdaq Global Market, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Charges to operations under the agreement for the three months ended March 31, 2022 were $45,000 and there was no amount payable at March 31, 2022.

Also, commencing on September 29, 2021, the Company began to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. In addition, in January 2022, the Company began to compensate a vice president $25,000 per month, $12,500 of which is payable upon the completion of the Company’s initial Business Combination and $12,500 of which is payable currently for his services. An aggregate of approximately $249,000 was charged to operations for the three months ended March 31, 2022. Deferred compensation - related parties includes approximately $206,000 under this obligation for the period from September 29, 2021 to March 31, 2022.

NOTE 5 - TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

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

At March 31, 2022, the balance in the Trust Account was held in cash. On March 29, 2022 approximately $340,961,000 of U.S. government treasury bills matured and on April 1, 2022 approximately $340,936,000 of proceeds was reinvested in U.S. government treasury bills.

At December 31, 2021, the proceeds of the Trust Account were invested in money market funds meeting certain conditions described above yielding interest of less than 0.1% per year. When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturities held by the Company at March 31, 2022 or December 31, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2021 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at March 31, 2022	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash	$340,961,000	$340,961,000

Description	Carrying value at December 31, 2021	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$340,936,000	$340,936,000

NOTE 6 - WARRANT LIABILITIES

At March 31, 2022 and December 31, 2021, the Company has 18,576,712 Warrants outstanding, including 11,364,318 Public Warrants and 7,212,394 Private Placement Warrants.

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

The following table presents information about the Company’s Warrant liabilities that are measured at fair value on a recurring basis at March 31, 2022 (unaudited) and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	March 31, 2022	Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$5,455,000	$5,455,000	$-	$-
Private Placement Warrants	3,462,000	-	3,462,000	-
Derivative warrant liabilities at December 31, 2021	$8,917,000	$5,455,000	$3,462,000	$-

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$9,546,000	$9,546,000	$-	$-
Private Placement Warrants	6,059,000	-	6,059,000	-
Derivative warrant liabilities at December 31, 2021	$15,605,000	$9,546,000	$6,059,000	$-

At March 31, 2022 (unaudited) and December 31, 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.48 and $0.84, respectively, per warrant on March 31, 2022 and December 31, 2021). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs - Level 2).

The derivative warrant liabilities are not subject to qualified hedge accounting.

Public Warrants

At March 31, 2022 and December 31, 2021, there were 11,364,318 Public Warrants outstanding. Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock. Under the terms of the warrant agreement, the Company has agreed to use its reasonable best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants have been or will be issued upon separation of the Units and only whole Warrants trade. Each Warrant will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share. Upon completion of the Company’s initial Business Combination, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock in connection with the initial Business Combination. In March 2021 and December 31, 2021, the Company effected a stock dividend of 0.33333333 of Founder Share for each outstanding Founder Share, and the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share in September 2021, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 shares of Class B common stock (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). At March 31, 2022 and December 31, 2021, all 34,092,954 shares of Class A common stock issued and outstanding as of such date are reflected as common stock subject to redemption. Because the underwriters’ exercised their over-allotment in part, 135,682 shares of Class B common stock were forfeited by the Sponsor leaving 11,364,318 shares of Class B common stock outstanding at March 31, 2022 and December 31, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

COVID-19 - Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s financial position, results of operations and/or search for a target company and/or a target company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Hennessy Capital Investment Corp. VI. References to our “management” or our “management team” refer to our officers and directors. References to the “Sponsor” refer to Hennessy Capital Partners VI LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report (including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and any other statements that are not statements of current or historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may be identified by the use of forward-looking terminology, including the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “plans,” “may,” “might,” “plan,” “possible,” “potential,” “projects,” “predicts,” “will,” “would,” or “should,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking.

We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report, and undue reliance should not be placed on forward-looking statements. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks, uncertainties and assumptions include, but are not limited to, the following risks, uncertainties, assumptions and other factors:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination (our “Business Combination”);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the availability to us of funds from interest income on the balance of the trust account into which certain proceeds of our initial public offering were placed (the “Trust Account”);

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our registration statement on Form S-1 (File No. 333-254062) filed in connection with our initial public offering.

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

As of March 31, 2022, we had cash of approximately $1,606,000 and working capital of approximately $1,800,000. Further, we have begun to, and expect to continue to, incur significant costs in the pursuit of an initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for and consummate our initial public offering and, subsequent to completion of our initial public offering on October 1, 2021, identifying and completing a suitable initial Business Combination. Following our initial public offering, we will not generate any operating revenues until after completion of our initial Business Combination, if at all. We will generate non-operating income in the form of interest income on cash and cash equivalents after our initial public offering. Since our initial public offering, we have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for professional and consulting fees and travel associated with evaluating various initial Business Combination candidates, as well as costs in connection with negotiating and executing a definitive agreement and related agreements and proxy materials. Our expenses have, and will likely continue to, increase substantially since the closing of our initial public offering on October 1, 2021.

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

General and administrative expenses - For the three months ended March 31, 2022, we had a loss from operations of approximately $571,000 consisting primarily of costs for being a public company of approximately $165,000, compensation of approximately $249,000 (approximately $122,000 of which is deferred), approximately $50,000 of franchise taxes, approximately $45,000 of administrative fees to our Sponsor, approximately $62,000 of costs associated with searching for a suitable business combination and other costs.

Other income (expense) - In addition to operating costs, for the three months ended March 31, 2022, we had other income of approximately $6,688,000 representing the reduction in fair value of our warrant liability during the period and interest income of approximately $25,000.

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

As indicated in the accompanying financial statements, at March 31, 2022, we had approximately $1,606,000 in cash and working capital of approximately $1,800,000 Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We believe that we have sufficient working capital at March 31, 2022 to continue our operations for at least 12 months and likely longer. We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful.

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

Off-balance sheet financing arrangements

As of March 31, 2022, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

Also, commencing on September 29, 2021, the date our securities were first listed on the Nasdaq Global Market, we have agreed to compensate each of our President and Chief Operating Officer as well as our Chief Financial Officer $29,000 per month prior to the consummation of our initial Business Combination, of which $14,000 per month is payable upon the completion of our initial Business Combination and $15,000 per month is payable currently for their services. Since January 1, 2022, we have been compensating a vice president at the rate of $25,000 per month, $12,500 of which is paid currently for his services and $12,500 of which is payable upon the closing of our initial Business Combination. An aggregate of approximately $249,000 was charged for operations for the three months ended March 31, 2022. Deferred compensation – related parties includes approximately $206,000 under these obligations for the period from September 29, 2021 to March 31, 2022.

Upon completion of the initial Business Combination or our liquidation, the Company will cease paying or accruing these monthly fees.

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

Accounting estimates:

A critical accounting estimate to our financial statements is the estimated fair value of our warrant liability. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The estimated fair value of the warrant liability at inception of the Warrants, October 1, 2021, was determined using Level 3 inputs. At October 1, 2021, we utilized an independent valuation consultant that used a binomial lattice simulation methodology to value the Warrants. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our shares based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which we anticipate to remain at zero.

Since the hierarchy gives the highest priority to unadjusted quoted prices in active markets, at March 31, 2022 and December 31, 2021, our Public Warrants were trading in an active market. As such, at March 31, 2022 and December 31, 2021, we valued our Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.48 and $0.84, respectively, per warrant on March 31, 2022 and December 31, 2021). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, we valued them based on the value of the Public Warrants (significant other observable inputs - Level 2).

For reference, each $0.10 change in fair value of our Warrants translated to approximately $1,858,000 gain or loss.

Net Income or Loss per Share of Common Stock:

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, “Earnings Per Share.” Net income or loss per share of common stock is computed by dividing net income or loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period plus, to the extent dilutive, the incremental number of shares of common stock to settle Warrants, as calculated using the treasury stock method.

We have not considered the effect of the Warrants sold in our initial public offering and private placement to purchase an aggregate of 18,576,712 shares of Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per share of common stock is the same as basic income (loss) per share of common stock for the period presented.

We have two classes of shares: our Class A common stock and our Class B common stock. Income and losses are shared pro rata among the two classes of common stock. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the respective period.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	March 31, 2022
	Class A	Class B
Numerator:
Basic and diluted net income per share of common stock:
Allocation of income – basic and diluted	$4,607,000	$1,535,000
Denominator:
Basic and diluted weighted average share of common stock:	34,093,000	11,364,000

Basic and diluted net income per share of common stock	$0.14	$0.14

Fair Value of Financial Instruments:

The fair value of our assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature.

Offering Costs:

We comply with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A - “Expenses of Offering.” Costs incurred in connection with preparation for our initial public offering totaled approximately $19,741,000 including our costs of approximately $990,000 together with $18,750,000 of underwriters’ discount, have been allocated to equity instruments ($19,018,000) and warrant liability ($722,000), based on their relative values, and charged to equity or expense (in the case of the portion allocated to warrant liability) upon completion of our initial public offering.

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

Our currently taxable income consists of interest income on the Trust Account net of taxes. Our general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022 and the period from January 22, 2021 (inception) to March 31, 2021 we recorded income tax expense of approximately $0 and $0 because, in 2022, the cost of deductible franchise taxes exceeded the interest income earned on the Trust Account so there was no income for tax purposes, and in 2021 there was no interest income. Our effective tax rate for the three months ended March 31, 2022 and the period from January 22, 2021 (inception) to December 31, 2021 was approximately 0% and 0% which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and business combination and warrant costs and warrant fair value adjustments which may not be deductible or taxable. At March 31, 2022, we have a deferred tax asset of approximately $180,000 primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 . We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from our position. We are subject to income tax examinations by major taxing authorities since inception.

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

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2022, all of the 34,092,954 public shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 28, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in applicable laws or regulations, including the SEC’s proposed new rules regarding SPAC transactions (if adopted), or a failure to comply with any applicable laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may significantly increase the costs and time related thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. VI

Dated: May 11, 2022	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2022	/s/ Nicholas A. Petruska
	Name:	Nicholas A. Petruska
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)