Form 10-Q
period 2022-09-30
Hennessy Capital Investment Corp. VI
filed 2022-11-08
CIK 1842937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 34,092,954 shares of the Company’s Class A common stock and 11,364,318 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VI

Table of Contents

		Page
PART I - FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) to September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) to September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 22, 2021 (inception) to September 30, 2021	5

	Unaudited Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION		31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VI

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$1,073,000	$1,966,000
Prepaid expenses	496,000	824,000
Total current assets	1,569,000	2,790,000

Non-current asset – Cash and investments held in Trust Account	342,567,000	340,936,000
Total assets	$344,136,000	$343,726,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$70,000	$99,000
Accrued liabilities	62,000	36,000
Deferred compensation – related parties	449,000	84,000
Franchise and income taxes payable	396,000	200,000
Total current liabilities	977,000	419,000
Other liabilities -
Derivative warrant liabilities	2,787,000	15,605,000
Deferred underwriting compensation	11,933,000	11,933,000
Total liabilities	15,697,000	27,957,000
Commitments and contingencies
Class A common stock subject to possible redemption; 34,092,954 shares (at $10.04 and $10.00, respectively, per share at September 30, 2022 and December 31, 2021)	342,171,000	340,930,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; -0- and -0- shares, respectively, issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 11,364,318 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,000	1,000
Additional paid-in capital	-	-
Accumulated deficit	(13,733,000)	(25,162,000)
Total stockholders’ deficit	(13,732,000)	(25,161,000)

Total liabilities and stockholders’ deficit	$344,136,000	$343,726,000

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the period from January 22, 2021 (inception) to September 30, 2021
General and administrative expenses	$580,000	$4,000	$1,736,000	$6,000
Loss from operations	(580,000)	(4,000)	(1,736,000)	(6,000)
Other income (expense):
Interest income on Trust Account	1,496,000	-	1,908,000	-
Change in fair value of derivative warrant liabilities	2,043,000	-	12,818,000	-
Income (loss) before provision for income tax	2,959,000	(4,000)	12,990,000	(6,000)
Provision for income tax	(300,000)	-	(320,000)
Net income (loss)	$2,659,000	$(4,000)	$12,670,000	$(6,000)

Weighted average shares of Class A common stock outstanding - basic and diluted	34,093,000	-	34,093,000	-
Net income (loss) per share of Class A common stock – basic and diluted	$0.06	$-	$0.28	$-

Weighted average shares of Class B common stock outstanding – Basic and diluted (1)(2)	11,364,000	10,000,000	11,364,000	10,000,000
Net income (loss) per share of Class B common stock – Basic and diluted	$0.06	$0.00	$0.28	$0.00

(1)	At September 30, 2021, excluded an aggregate of 1,500,000 shares of Class B common stock held by the Sponsor that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. The underwriters’ over-allotment option was exercised in part in October 2021.

(2)	Share amounts at September 30, 2021 have been retroactively restated to reflect stock dividends of one share for each share of Class B common stock outstanding in September 2021 (see Note 4)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended September 30, 2022:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, June 30, 2022	-	$-	11,364,318	$1,000	$-	$(15,151,000)	$(15,150,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(1,241,000)	(1,241,000)
Net income	-	-	-	-	-	2,659,000	2,659,000
Balances, September 30, 2022 (unaudited)	-	$-	11,364,318	$1,000	$-	$(13,733,000)	$(13,732,000)

For the nine months ended September 30, 2022:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2021	-	$-	11,364,318	$1,000	$-	$(25,162,000)	$(25,161,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(1,241,000)	(1,241,000)
Net income	-	-	-	-	-	12,670,000	12,670,000
Balances, September 30, 2022 (unaudited)	-	$-	11,364,318	$1,000	$-	$(13,733,000)	$(13,732,000)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended September 30, 2021:

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	11,500,000	$1,000	$24,000	$(2,000)	$23,000
Net loss	—	—	—	(4,000)	(4,000)
Balance, September 30, 2021 (unaudited)	11,500,000	$1,000	$24,000	$(6,000)	$19,000

For the period from January 22, 2021 (inception) to September 30, 2021:

	Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 22, 2021, (inception)	—	$—	$—	$—	$—
Sale of Class B common shares to Sponsor at approximately $0.002 per share (1)(2)	11,500,000	1,000	24,000	—	25,000
Net loss	—	—	—	(6,000)	(6,000)
Balance, September 30, 2021 (unaudited)	11,500,000	$1,000	$24,000	$(6,000)	$19,000

(1)	Includes an aggregate of 1,500,000 shares of Class B common stock held by the Sponsor that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full. The underwriters’ over-allotment option was exercised in part in October 2021.

(2)	Share amounts for the periods ended September 30, 2021 have been retroactively restated to reflect stock dividends of one share for each share of Class B common stock outstanding in September 2021 (see Note 4).

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2022	For the period from January 22, 2021 (inception) to September 30, 2021
Cash flows from operating activities:
Net income (loss)	$12,670,000	$(6,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned in the Trust Account	(1,908,000)	-
Change in fair value of derivative liabilities	(12,818,000)	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	328,000	(928,000)
(Decrease) increase in accounts payable	(29,000)	928,000
Increase in accrued liabilities	26,000	6,000
Increase in deferred compensation – related parties	365,000	-
Increase in franchise and income taxes payable and other	195,000	-
Net cash used in operating activities	(1,171,000)	-

Cash flows from investing activities:
Cash withdrawn from Trust Account for taxes	278,000	-
Net cash provided by investing activities	278,000	-

Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to Sponsor	-	195,000
Payment of offering costs	-	(194,000)
Net cash provided by financing activities		26,000

Net (decrease) increase in cash	(893,000)	26,000
Cash at beginning of period	1,966,000	-
Cash at end of period	$1,073,000	$26,000

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued liabilities	$-	$11,000
Offering costs included in accounts payable	$70,000	$696,000

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI
Unaudited Notes to Condensed Financial Statements

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

At September 30, 2022, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022. The interim results for three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any other future periods.

Mandatory Liquidation, liquidity and capital resources:

With approximately $1,073,000 in cash and approximately $592,000 of working capital at September 30, 2022, the Company believes, but cannot assure, that it has the resources to continue its operations beyond one year plus the normal time to report its financial statements. However, if the Company cannot complete a Business Combination before October 1, 2023, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to October 1, 2022. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the required timeframe. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has two classes of common stock, which are referred to as shares of Class A common stock and shares of Class B common stock. Income and losses are shared pro rata among the two classes of common stock. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the respective period. The changes in redemption value that are accreted to Class A common stock subject to redemption (see below) are representative of fair value and therefore is not factored into the calculation of earnings per share.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares:

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	Class B	Class A	Class A	Class B
Numerator:
Basic and diluted net income per share of common stock:
Allocation of income – basic and diluted	$1,994,000	$665,000	$9,503,000	$3,167,000
Denominator:
Basic and diluted weighted average share of common stock:	34,093,000	11,364,000	34,093,000	11,364,000

Basic and diluted net income per share of common stock	$0.06	$0.06	$0.28	$0.28

The Company did not have two classes of stock outstanding during the periods ended September 30, 2021 and therefore net loss of approximately $4,000 and $6,000, respectively, in the three months ended September 30, 2021 and the period from January 22, 2021 (inception) to September 30 2021 was allocated 100% to Class B stockholders, net of shares that were subject to forfeiture, leading to net loss per share in that period of $0.00 and $0.00 respectively.

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at September 30, 2022 or December 31, 2021.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of September 30, 2022 and December 31, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered either start-up or business combination costs and are not currently deductible. Further, warrant costs and income from change in fair value of derivative warrant liabilities may not be deductible or includible in taxable income. During the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and period from January 22, 2021 (inception) to September 30, 2021 the Company recorded income tax expense of approximately $300,000 and $0, respectively, and approximately $320,000 and $0, respectively. This occurs because, in 2022, there is substantial taxable interest income earned on the Trust Account which, was partially offset by deductible franchise taxes, so there was income for tax purposes, and in 2021 there was no interest income. In the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) to September 30, 2021, there was no interest income because the Company’s Public Offering had not happened at that time. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was approximately 10% and 2%, respectively, which differs from the expected income tax rate primarily due to substantial income reported from warrant fair value adjustments which is not taxable, offset partially by the start-up costs (discussed above) which are not currently deductible and business combination costs which may not be deductible or taxable. At September 30, 2022 and December 31, 2021, the Company has a deferred tax asset of approximately $400,000 and $80,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2022 and December 31, 2021, all of the 34,092,954 public shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

Gross proceeds of Public Offering	$340,930,000
Less: Proceeds allocated to Public Warrants	(11,935,000)
Offering costs	(19,018,000)
Plus: Accretion of carrying value to redemption value	30,953,000
Subtotal at date of Public Offering and December 31, 2021	340,930,000
Plus: Accretion of carrying value to redemption value subsequent	1,241,000
Shares of Class A common stock subject to redemption at September 30, 2022	$342,171,000

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

Subsequent Events:

Management has evaluated subsequent events and transactions occurring after September 30, 2022 (the unaudited balance sheet date), up to the date of the unaudited condensed financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the unaudited condensed financial statements have been recognized or disclosed.

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

The Company intends to finance a Business Combination with proceeds of approximately $340,930,000 from the Public Offering and $10,819,000 from the private placement (Note 4), net of expenses of the offering and amounts allocated to working capital. Upon the closing of the Public Offering, the over-allotment option and the Private Placement, approximately $340,930,000 was deposited in the Trust Account.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Founder Shares

In January 2021 the Sponsor purchased 4,312,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.006 per share (up to 562,500 of which were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full). In March and September 2021, the Sponsor transferred an aggregate of 150,000 Founder Shares to the Company’s independent directors. In March 2021, the Company effected a stock dividend of 0.33333333 of a Founder Share for each outstanding Founder Share, and in September 2021, the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 Founder Shares (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). The share and per share amounts related to the stock dividend have been retroactively restated in the accompanying financial statements. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering, except that the Founder Shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the initial stockholders would own 25.0% of the Company’s issued and outstanding shares after the Public Offering. The underwriters’ exercised their over-allotment in part, and therefore 135,682 Founder Shares were forfeited by the Sponsor.

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

If the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.50 per warrant, at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, none of the Sponsor, affiliates of the Sponsor or the Company’s officers or directors had made any working capital loans to the Company.

Administrative Support Agreement and Payments to Certain Officers

The Company has agreed to pay $15,000 per month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on September 29, 2021, the date the Company’s securities were first listed on the Nasdaq Global Market, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Charges to operations under the agreement for the three and nine months ended September 30, 2022 were $45,000 and $135,000, respectively, and there was no amount payable at September 30, 2022 or December 31, 2021.

Also, commencing on September 29, 2021, the Company began to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. In addition, in January 2022, the Company began to compensate a Vice President $25,000 per month, $12,500 of which is payable upon the completion of the Company’s initial Business Combination and $12,500 of which is payable currently for his services. An aggregate of approximately $249,000 and $747,000, respectively, was charged to operations for the three and nine months ended September 30, 2022. Deferred compensation - related parties includes approximately $449,000 and $84,000, respectively, under this obligation at September 30, 2022 and December 31, 2021.

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

At September 30, 2022 and December 31, 2021, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value. In July 2022, the Company withdrew approximately $278,000 to fund the payment of 2021 actual, and 2022 estimated, franchise taxes.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at September 30, 2022 or December 31, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2021 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market fund	$342,567,000

Description	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$340,936,000

NOTE 6 - WARRANT LIABILITIES

At September 30, 2022 and December 31, 2021, the Company has 18,576,712 Warrants outstanding, including 11,364,318 Public Warrants and 7,212,394 Private Placement Warrants. The Company is required to record the Warrants at fair value at each reporting period, with changes in fair value recognized in the statement of operations.

The Company has recorded approximately $722,000 of costs to the statement of operations at inception of the Warrants in 2021 to reflect an allocation of total offering and issue costs to warrant issuance costs based on the relative fair values of the equity and derivative warrant liabilities instruments.

The following table presents information about the Company’s Warrant liabilities that are measured at fair value on a recurring basis at September 30, 2022 (unaudited) and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$9,546,000	$9,546,000	$-	$-
Private Placement Warrants	6,059,000	-	6,059,000	-
Derivative warrant liabilities at December 31, 2021	$15,605,000	$9,546,000	$6,059,000	$-

Description	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,705,000	$1,705,000	$-	$-
Private Placement Warrants	1,082,000	-	1,082,000	-
Derivative warrant liabilities at September 30, 2022	$2,787,000	$1,705,000	$1,082,000	$-

There were no transfers between levels during the three and nine months ended September 30, 2022.

At September 30, 2022 and December 31, 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.15 and $0.84, respectively, per warrant on September 30, 2022 and December 31, 2021). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs - Level 2).

The derivative warrant liabilities are not subject to qualified hedge accounting.

Public Warrants

At September 30, 2022 and December 31, 2021, there were 11,364,318 Public Warrants outstanding. Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock. Under the terms of the warrant agreement, the Company has agreed to use its reasonable best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants have been or will be issued upon separation of the Units and only whole Warrants trade. Each Warrant will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share. Upon completion of the Company’s initial Business Combination, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock in connection with the initial Business Combination. In March 2021 and December 31, 2021, the Company effected a stock dividend of 0.33333333 of Founder Share for each outstanding Founder Share, and the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share in September 2021, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 shares of Class B common stock (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). At September 30, 2022 and December 31, 2021, all 34,092,954 shares of Class A common stock issued and outstanding as of such date are reflected as common stock subject to redemption. Because the underwriters’ exercised their over-allotment in part, 135,682 shares of Class B common stock were forfeited by the Sponsor leaving 11,364,318 shares of Class B common stock outstanding at September 30, 2022 and December 31, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Certain repurchases of stock (including redemptions) by publicly traded domestic corporations —

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations, amoWarrant Liabilities:ng others. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The IR Act applies to repurchases that occur after December 31, 2022.

Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, liquidation or partial redemption wWarrant Liabilities:ould depend on a number of factors.

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

As of September 30, 2022, we had cash of approximately $1,073,000 and working capital of approximately $592,000. Further, we have begun to, and expect to continue to, incur significant costs in the pursuit of an initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

General and administrative expenses - For the three and nine months ended September 30, 2022, we had a loss from operations of approximately $580,000 and $1,736,000, respectively, consisting primarily of costs for being a public company of approximately $183,000 and $546,000, compensation of approximately $249,000 and $747,000, respectively (approximately $122,000 and $365,000, respectively, of which is deferred), approximately $50,000 and $150,000, respectively, of franchise taxes, approximately $45,000 and $135,000, respectively, of administrative fees to our Sponsor, approximately $28,000 and $97,000, respectively, of costs associated with searching for a suitable business combination and other costs.

For the three months ended September 30, 2021 and the period from January 22, 2021 (inception) to September 30, 2021, our net loss and loss from operations was $4,000 and $6,000, respectively, consisting primarily of formation costs since our activities were primarily devoted or organizational activities and those activities necessary to preparation for our Public Offering.

Other income (expense) - In addition to operating costs, for the three and nine months ended September 30, 2022, we had other income of approximately $3,539,000 and $14,726,000, respectively, representing the reduction in fair value of our warrant liability during the periods and interest income of approximately $1,496,000 and $1,908,000, respectively. As a result of market conditions occurring in connection with the Covid-19 pandemic, low interest rates on available investments had been insufficient to cover our franchise tax obligations until June 30, 2022 after interest rates increased in 2022.

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

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable), if any, to complete our initial Business Combination. We have made and will make withdrawals from the Trust Account to pay our taxes, including franchise taxes and income taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $400; where assumed par value would be (1) our total gross assets divided by (2) our total issued shares of common stock, multiplied by (3) the number of our authorized shares. Based on the number of shares of our common stock authorized and outstanding and our total gross assets, our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be income and franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As indicated in the accompanying financial statements, at September 30, 2022, we had approximately $1,073,000 in cash and working capital of approximately $592,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We believe that we have sufficient working capital at September 30, 2022 to continue our operations for at least 12 months. However, if the Company cannot complete a Business Combination before October 1, 2023, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to October 1, 2022. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the required timeframe. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-balance sheet financing arrangements

As of September 30, 2022, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

Also, commencing on September 29, 2021, the date our securities were first listed on the Nasdaq Global Market, we have agreed to compensate each of our President and Chief Operating Officer as well as our Chief Financial Officer $29,000 per month prior to the consummation of our initial Business Combination, of which $14,000 per month is payable upon the completion of our initial Business Combination and $15,000 per month is payable currently for their services. Since January 1, 2022, we have been compensating a Vice President at the rate of $25,000 per month, $12,500 of which is paid currently for his services and $12,500 of which is payable upon the closing of our initial Business Combination. An aggregate of approximately $249,000 and $747,000, respectively, was charged for operations for the three and nine months ended September 30, 2022. Deferred compensation – related parties includes approximately $449,000 under this obligation for the period from September 29, 2021 to September 30, 2022.

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

Since the hierarchy gives the highest priority to unadjusted quoted prices in active markets, at September 30, 2022 and December 31, 2021, our Public Warrants were trading in an active market. As such, at September 30, 2022 and December 31, 2021, we valued our Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.26 and $0.84, respectively, per warrant on September 30, 2022 and December 31, 2021). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, we valued them based on the value of the Public Warrants (significant other observable inputs - Level 2).

For reference, each $0.10 change in fair value of our Warrants translated to approximately $1,858,000 gain or loss.

Mandatory Liquidation and Going Concern

With approximately $1,073,000 in cash and approximately $592,000 of working capital at September 30, 2022, the Company believes, but cannot assure, that it has the resources to continue its operations beyond one year plus the normal time to report its financial statements. However, if the Company cannot complete a Business Combination before October 1, 2023, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to October 1, 2022. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the required timeframe. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have two classes of shares: our Class A common stock and our Class B common stock. Income and losses are shared pro rata among the two classes of common stock. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the respective period. The changes in redemption value that are accreted to Class A common stock subject to redemption (see below) are representative of fair value and therefore is not factored into the calculation of earnings per share.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares.

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	Class B	Class A	Class A	Class B
Numerator:
Basic and diluted net income per share of common stock:
Allocation of income – basic and diluted	1,994,000	665,000	$9,503,000	$3,167,000
Denominator:
Basic and diluted weighted average share of common stock:	34,093,000	11,364,000	34,093,000	11,364,000

Basic and diluted net income per share of common stock	$0.06	$0.06	$0.28	$0.28

The Company did not have two classes of stock outstanding during the periods ended September 30, 2021 and therefore net loss of approximately $4,000 and $6,000, respectively, in the three months ended September 30, 2021 and the period from January 22, 2021 (inception) to September 30 2021 was allocated 100% to Class B stockholders, net of shares that were subject to forfeiture, leading to net loss per share in that period of $0.00 and $0.00 respectively.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered either start-up or business combination costs and are not currently deductible. Further, warrant costs and income from change in fair value of derivative warrant liabilities may not be deductible or includible in taxable income. During the three months ended September 30, 2022 and 2021 and the nine months ended September 30, 2022 and period from January 22, 2021 (inception) to September 30, 2021 the Company recorded income tax expense of approximately $300,000 and $0, respectively, and approximately $320,000 and $0, respectively. This occurs because, in 2022, there is substantial taxable interest income earned on the Trust Account which, was partially offset by deductible franchise taxes, so there was income for tax purposes, and in 2021 there was no interest income. In the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) to September 30, 2021, there was no interest income because the Company’s Public Offering had not happened at that time. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was approximately 10% and 2%, respectively, which differs from the expected income tax rate primarily due to substantial income reported from warrant fair value adjustments which is not taxable, offset partially by the start-up costs (discussed above) which are not currently deductible and business combination costs which may not be deductible or taxable. At September 30, 2022 and December 31, 2021, the Company has a deferred tax asset of approximately $440,000 and $80,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2022, all of the 34,092,954 public shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

Gross proceeds of Public Offering	$340,930,000
Less: Proceeds allocated to Public Warrants	(11,935,000)
Offering costs	(19,018,000)
Plus: Accretion of carrying value to redemption value	30,953,000
Subtotal at date of Public Offering and December 31, 2021	340,930,000
Plus: Accretion of carrying value to redemption value	1,241,000
Shares of Class A common stock subject to redemption at September 30, 2022	$342,171,000

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 28, 2022 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 filed with the SEC on May 11, 2022, except as indicated below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

If the deadline for us to complete a business combination is extended, our public shareholders will have the right to require us to redeem their Public Shares. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing excise tax could cause a reduction in the cash available on hand to complete a business combination and adversely affect our ability to complete a business combination.

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

HENNESSY CAPITAL INVESTMENT CORP. VI

Dated: November 7, 2022	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2022	/s/ Nicholas A. Petruska
	Name:	Nicholas A. Petruska
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)