Form 10-K
period 2022-12-31
Hennessy Capital Investment Corp. VI
filed 2023-03-28
CIK 1842937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-40846

HENNESSY CAPITAL INVESTMENT CORP. VI

(Exact name of registrant as specified in its charter)

Delaware	86-1626937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3415 N. Pines Way, Suite 204 Wilson, WY	83014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (307) 201-1903

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Shares of Class A common stock, par value $0.0001 per share	HCVI	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	HCVIW	The Nasdaq Stock Market LLC

Units, each consisting of one share of Class A common stock and one third of one redeemable warrant	HCVIU	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2022, was $327,633,288.

As of March 28, 2023 there were 34,092,954 shares of Class A common stock, and 11,364,318 shares of Class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Report, and undue reliance should not be placed on forward-looking statements. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward- looking statements.

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

ii

FREQUENTLY USED TERMS

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investors” are to our direct anchor investors, our other anchor investors and our strategic anchor investor;

●	“BlackRock” are to certain funds and accounts managed by subsidiaries of BlackRock, Inc.;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“completion window” is the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions. The completion window ends October 1, 2023;

●	“D. E. Shaw” means D. E. Shaw Valence Investments (Cayman) Limited and D. E. Shaw Valence Portfolios, L.L.C.

●	“direct anchor investors” are to BlackRock, Arena Capital Advisors, LLC, for and on behalf of the funds and accounts it manages, D. E. Shaw, certain funds managed by affiliates of Apollo Global Management, Inc., certain funds managed by Highbridge Capital Management, LLC and Antara Capital Total Return SPAC Master Fund LP;

●	“founder shares” are to shares of our Class B common stock and the shares of our Class A common stock issued upon the conversion thereof at the time of our initial business combination as described herein;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“other anchor investors” are to four unaffiliated “qualified institutional buyers” or “institutional accredited investors”, as defined in Rule 144A and Regulation D, respectively, under the Securities Act;

●	“private placement warrants” are to the warrants issued to our sponsor, our direct anchor investors and our other anchor investors, including warrants issued upon conversion of working capital loans, but excluding any warrants after any sale to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“sponsor” are to Hennessy Capital Partners VI LLC, a Delaware limited liability company;

●	“strategic anchor investor” are to a strategic investment fund that is focused on end-markets similar to those on which the Company intends to concentrate;

●	“warrants” are to the public warrants, and the private placement warrants; and

●	“we,” “us,” “Hennessy VI,” “company” or “our” are to Hennessy Capital Investment Corp. VI, a Delaware corporation.

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

On October 21, 2021 we announced that we closed the sale of an additional 4,092,954 units pursuant to the underwriters’ over-allotment option granted in connection with our initial public offering. Such over-allotment units were sold at an offering price of $10.00 per unit, generating additional gross proceeds to us of approximately $40.9 million and bringing the total gross proceeds of the initial public offering to approximately $340.9 million, and incurring additional offering costs of approximately $2.2 million, inclusive of approximately $1.4 million in deferred underwriting commissions. An additional $40.9 million was placed into our trust account, resulting in a total of approximately $340.9 million in our trust account. Simultaneously with the closing of the sale of the over- allotment units, we completed the private placement and sale of an additional 545,727 private placement warrants at a purchase price of $1.50 per private placement warrant, generating additional gross proceeds to us of approximately $0.8 million.

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

Since 2015, our management team has completed four business combinations with early- to late-stage industrial and industrial technology companies. Our track record of bringing growth companies to the public markets is summarized below - including initial public offering (“IPO”) year, SPAC size, and business combination target:

●	Hennessy I (2014): $115mm SPAC IPO; merged with Blue Bird (NASDAQ: BLBD) in 2015, a leading school bus original equipment manufacturer (“OEM”) in North America, including the leader for alternative fuels vehicles, which now represent approximately 50% of Blue Bird’s unit volumes and which is the fastest-growing segment of the market, and the leader in electric bus sales among all major OEMs;

●	Hennessy II (2015): $200mm SPAC IPO; merged with Daseke (NASDAQ: DSKE) in 2017, the largest owner/operator of flatbed and specialized transportation equipment in North America, pursuing a consolidation strategy having made 10 strategic acquisitions since 2017;

●	Hennessy III (2017): $257mm SPAC IPO; merged with NRC Group in 2018, a global provider of environmental, compliance and waste management services, helping customers meet critical, non-discretionary needs to ensure compliance with environmental, health and safety laws; NRC Group subsequently merged into U.S. Ecology; and

●	Hennessy IV (2019): $300mm SPAC IPO; merged with Canoo (NASDAQ: GOEV) in 2020, which developed a breakthrough electric vehicle (“EV”) platform that is highly modular and facilitates the rapid development of multiple EV programs in both business-to-business and business-to-consumer markets;

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

Competitive Strengths

Experienced SPAC Management Team with Business Combination Success

Our team is led by Daniel J. Hennessy, our Chairman and CEO, who is one of the longest tenured and most experienced SPAC sponsor executives. In September 2013, Mr. Hennessy became Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc., or SBH, in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as its Vice Chairman from September 2013 to April 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke, Inc. (NASDAQ: DSKE), and previously served as its Vice Chairman from February 2017 to June 2021. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services in October 2018. In November 2019, NRC Group Holdings Corp. merged with U.S. Ecology, Inc. (previously NASDAQ: ECOL) at an attractive premium to the then current stock price. From March 2019 to December 2020, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. IV, or Hennessy IV, which in August 2020 entered into a definitive agreement for an initial business combination with Canoo Holdings Ltd that closed in December 2020 and is now known as Canoo Inc. (NASDAQ: GOEV). In October 2020, Mr. Hennessy founded Hennessy Capital Investment Corp. V (NASDAQ: HCIC) or Hennessy V, and served as Chairman and CEO of Hennessy V from October 2020 until its liquidation in December 2022.

In addition, Gregory D. Ethridge, our President and Chief Operating Officer, served as President, Chief Operating Officer and director of Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020, and continues to serve as a director of the surviving company, Canoo Inc. (NASDAQ: GOEV). He served as President, Chief Operating Officer and director of Hennessy V from October 2022 until its liquidation in December 2022. He previously served as President of Matlin & Partners Acquisition Corporation, a SPAC which merged with U.S. Well Services, Inc. (NASDAQ: USWS) in November 2018, a growth- and technology oriented oilfield service company focused exclusively on hydraulic fracturing using its patented Clean Fleet technology as the first fully electric, mobile well stimulation system reducing harmful emissions by 99% and generating operational cost savings on fuel of up to 80%. In November 2022, U.S. Well Services, Inc. was acquired by ProFrac Holding Corp (NASDAQ: ACDC).

Furthermore, Nicholas A. Petruska, our Executive Vice President, Chief Financial Officer and Secretary since our formation, served as the Executive Vice President, Chief Financial Officer and Secretary of Hennessy IV from March 2019 to December 2020 and of Hennessy V from October 2022 until its liquidation in December 2022. Mr. Petruska held the same positions with Hennessy II and III, and a similar position with Hennessy I. Prior to working with Hennessy I, Mr. Petruska was an investment professional with CHS Capital, a middle-market private equity firm. We believe potential sellers of target businesses will favorably view our management team’s credentialed experience of closing five business combinations with vehicles similar to our company in considering whether or not to enter into a business combination with us. However, past performance by members of our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management’s performance as indicative of our future performance.

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

Seasoned Board of Directors with Relevant Industry Experience

We have recruited and organized a group of four highly accomplished and engaged directors who have brought to us public company governance, executive leadership, operations oversight and capital markets expertise. Our board members have served as directors, chief executive officers, chief financial officers or in other executive and advisory capacities for numerous publicly-listed and privately-owned companies. Our directors have extensive experience with acquisitions, divestitures and corporate strategy and possess relevant domain expertise in the sectors where we expect to source business combination targets including, but not limited to, power management, industrial automation, advanced mobility, industrial digitization as well as advanced manufacturing. We believe their collective expertise, contacts and relationships make us a highly competitive and desirable merger partner. The backgrounds of our highly-qualified board of directors are highlighted below:

●	Anna Brunelle is one of our independent directors. From August 2020 to February 2023, Ms. Brunelle served as the Chief Financial Officer of Ouster Inc. which completed a business combination with Colonnade Acquisition Corp., a special purpose acquisition company, in March 2021, and subsequently merged with Velodyne Lidar, Inc. (previously NASDAQ: VLDR) in February 2023. We believe that having a member of our board of directors with experience as an executive officer of a SPAC business combination target is unique and will make us an attractive business combination partner to target businesses. Ms. Brunelle has over 20 years of experience in finance, accounting, investor relations, corporate and business development, as well as business operations and analytics. She previously served as Chief Financial Officer of Kinestral Technologies from April 2018 through May 2020 and Chief Financial Officer and Interim Chief Operating Officer of Soylent from March 2016 through October 2017. She has also served as Chief Financial Officer of GlobalLogic, Chief Financial Officer of Tivo, Inc., and Senior Consultant for Deloitte & Touche, LLP. Ms. Brunelle currently serves as a director of Bolt Threads, Inc. and previously served as a director of Halio International from March 2019 through May 2020. During her tenure in leadership positions, she has worked on successful IPOs of technology companies and completed multiple private and public acquisitions and divestitures.

●	Sidney Dillard is one of our independent directors. Since August 2002, Ms. Dillard has served as Partner and Head of Corporate Investment Banking at Loop Capital Markets. Prior to Loop Capital Markets, Ms. Dillard served in multiple roles at Northern Trust Bank, including as Senior Vice President and Division Manager. Ms. Dillard was appointed to the board of directors of Health Care Service Corporation (a Mutual Legal Reserve Company) in October 2022. Ms. Dillard serves as Board Chair for Girl Scouts of Greater Chicago and Northwest Indiana and as a Board Member for The Chicago Network, IFF (f/k/a/ Illinois Facilities Fund), Window to the World Communications, Inc. (PBS affiliate: WTTW and WFMT) and the Economic Club of Chicago. Ms. Dillard received her A.B. in Economics from Stanford University and M.B.A. from Northwestern University — Kellogg School of Management. Ms. Dillard was selected to serve as a director due to her finance and investment banking background and her foreign and domestic capital markets experience.

●	Walter Roloson is one of our independent directors. Mr. Roloson currently serves as a Managing Vice President at Capital One Financial Corporation and as Co-head of its Capital One Shopping business, leading its sales, marketing, strategy, and finance functions. Previously, he co-founded Wikibuy in 2013 and served as Co-CEO through its sale to Capital One in November 2018. Mr. Roloson previously served in various investment and operational positions at LinkedIn Corporation, Tiger Global Management, LLC, Greenhill & Co Inc., and Jefferies Financial Group Inc.

●	John Zimmerman is one of our independent directors. He was appointed as a Partner at Oak Hill Capital Partners in July 2021, having previously served as Senior Advisor to Oak Hill Capital Partners from June 2015 through June 2020. From January 2018 through January 2022, Mr. Zimmerman also served as President of Gates Capital Partners and President and Chief Investment Officer of Crosscreek Capital Group. From 1999 through 2014, Mr. Zimmerman served in a variety of positions, including as Main Board Director and Chief Financial Officer, of Tomkins plc, which was publicly traded on the London Stock Exchange until it was taken private in 2010.

Directors Anna Brunelle, Sidney Dillard, Walter Roloson and John Zimmerman and former director Richard H. Fearon received founders’ equity prior to the initial public offering of Hennessy VI, in line with equity received by outside directors for similar entities. All of our directors and officers are individual investors in Hennessy Capital Partners VI LLC, our sponsor.

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

The Hennessy Capital team completed the IPO of Hennessy V on January 20, 2021. Strong investor demand for Hennessy V resulted in an upsized IPO and the exercise of the underwriters’ over-allotment option in full, with Hennessy V raising $345 million of gross proceeds from the sale of its public units in its IPO. Hennessy V announced liquidation in December 16, 2022 and redeemed all its outstanding public shares on December 21, 2022.

Our Established Network of Third Party Advisors

We have utilized what our management team believes is an accomplished and proven network of third- party advisors and relationships to assist with target company origination and evaluation, due diligence and implementation of value creation programs and activities following our initial business combination. With respect to target identification, the Hennessy Capital team has identified, in total, over 700 potential targets since 2014 for Hennessy I, Hennessy II, Hennessy III, Hennessy IV, Hennessy V and Hennessy VI. Over 150 of these target identifications resulted in meaningful engagement with the owners and management teams. Our origination activities are a core competency that we believe allow us to select value-maximizing opportunities for our stockholders, consistent with our investment strategy. Once a letter of intent is signed with a target, our team of advisors and consultants is activated and comprehensive and significant due diligence activities are undertaken and overseen by us, including a review of the target’s financial statements and model, IPO readiness, commercial and competitive analysis, operations and performance improvement, strategic growth opportunities as well as customary legal and accounting due diligence. This network of advisors has supported Hennessy Capital since 2013 and is now highly familiar with the SPAC vehicle and our comprehensive due diligence process. We believe that our network of established third party advisors and relationships represents an attractive and differentiated value proposition for investors, sellers, target companies and their management teams.

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

We anticipate structuring our initial business combination either (i) in such a way so that the post- transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions, and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she may honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

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

Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case by case basis. In particular, affiliates of our sponsor may sponsor one or more other blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

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

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates will also be brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and other intermediaries. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know the types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors, and the success of Hennessy I, Hennessy II, Hennessy III, and Hennessy IV, which are well-known to many market participants. In connection with their duties with Hennessy I, Hennessy II, Hennessy III, Hennessy IV, Hennessy V and Hennessy VI, our executive officers have reviewed over 700 potential targets over the course of Hennessy I, Hennessy II, Hennessy III, Hennessy IV, Hennessy V and Hennessy VI.

Financial Position

With funds available for a business combination in the amount of $332,465,000 (as of December 31, 2022) assuming no redemptions and after payment of $11,933,000 of deferred underwriting fees we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their respective affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase public shares in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have an insider trading policy which will require insiders to (1) refrain from purchasing securities when they are in possession of any material non- public information and (2) to clear all trades with our compliance personnel or legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2022 is approximately $10.10 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

A new 1% U.S. federal excise tax would be imposed on us in connection with redemptions of our public shares upon completion of our initial business combination, pursuant to the Inflation Reduction Act of 2022 (the “IR Act”) signed into federal law on August 16, 2022. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Whether and to what extent we would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury (the “Treasury”).

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $732,000 of proceeds held outside the trust account (as of December 31, 2022), although there is no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to the rights of holders of our Class A Common Stock or pre-initial business combination business activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, into their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

●	if our initial business combination is not consummated within the completion window, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 1, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equaled or exceeded $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business or businesses may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between us and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination.

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	The current economic downturn may lead to increased difficulty in completing our initial business combination;

●	Recent volatility in capital markets may affect our ability to obtain financing for our initial business combination through sales of our common shares or issuance of indebtedness;

●	Military conflict in Ukraine or elsewhere may lead to increase and price volatility for publicly traded securities, which could make it difficult for us to consummate our initial business combination;

●	Changes in applicable laws or regulations, including the SEC’s proposed new rules regarding SPAC transactions (if adopted), or a failure to comply with any applicable laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations;

●	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares; and

●	There is substantial doubt about our ability to continue as a “going concern.”

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (File No. 333-254062) filed in connection with our initial public offering, as supplemented by the following risk factors:

The current economic downturn may lead to increased difficulty in completing our initial business combination.

Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;

●	reduced credit availability;

●	higher borrowing costs;

●	reduced liquidity;

●	volatility in credit, equity, and foreign exchange markets; and

●	bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

Recent volatility in capital markets may affect our ability to obtain financing for our initial business combination through sales of our common shares or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common shares. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.

Military conflict in Ukraine or elsewhere may lead to increase and price volatility for publicly traded securities, which could make it difficult for us to consummate our initial business combination.

Military conflict in Ukraine or elsewhere may lead to increase and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

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

If the deadline for us to complete a business combination is extended, our public stockholders will have the right to require us to redeem their public shares. Any redemption or other repurchase that occurs in connection with a business combination or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing excise tax could cause a reduction in the cash available on hand to complete a business combination and adversely affect our ability to complete a business combination.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about the company’s ability to continue as a going concern for a period of time within one year from the date the financial statements included elsewhere in this Annual Report were issued.

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

Holders

On March 28, 2023, there was one holder of record of our units, one holder of record of our Class A common stock, six holders of record of our Class B common stock, and thirty holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. In the year ended December 31, 2022, we did not effect any dividends. In March 2021 and September 2021, we effected stock dividends, resulting in an aggregate of 11,500,000 founder shares issued and then-outstanding (135,682 of such founder shares were subsequently forfeited by our sponsor when the remainder of the underwriters’ over-allotment option expired), in order to maintain the number of founder shares at 25% of our issued and outstanding common stock upon the consummation of our initial public offering. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Report to “we,” “us” or the “Company” refer to Hennessy Capital Investment Corp. VI. References to the “Sponsor” refer to Hennessy Capital Partners VI LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

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

Overview

We are an early-stage blank check company incorporated on January 22, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are actively pursuing discussions with potential business combination partners, and we have not yet entered into a definitive business combination agreement with any specific business combination target. However, our management team has engaged in discussion with potential business combination partners in their capacity as officers of Hennessy V, and we may pursue potential business combination partners that had previously been in discussion with Hennessy V’s management team. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

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

As of December 31, 2022, we had cash of approximately $732,000 and working capital of approximately $401,000, including liabilities of approximately $570,000 that are not due until the consummation of a business combination. Further, we are incurring, and expect to continue to incur, significant costs in the pursuit of an initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

General and administrative expenses - For the year ended December 31, 2022 and for the period from January 22, 2021 (inception) to December 31, 2021, we had a loss from operations of approximately $2,308,000 and $665,000, respectively, consisting primarily of costs for being a public company of approximately $724,000 and $284,000, respectively, compensation of approximately $996,000 and $174,000, respectively (approximately $486,000 and $84,000, respectively, of which is deferred), approximately $200,000 and $200,000, respectively, of franchise taxes, approximately $180,000 and $45,000, respectively, of administrative fees to our Sponsor, and approximately $140,000 and $17,000, respectively, of costs associated with searching for a suitable business combination and other costs.

Other income (expense) - In addition to operating costs, for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) to December 31, 2021, we had other income of approximately $18,533,000 and $3,186,000, respectively. Other income includes the reduction in fair value of our warrant liability during the periods of approximately $13,747,000 and $3,901,000, respectively, and interest income of approximately $4,786,000 and $7,000, respectively, and, in 2021, a deduction for the costs of issuing the warrant liability of approximately $722,000. As a result of market conditions occurring in connection with the COVID-19 pandemic, low interest rates on available investments had been insufficient to cover our franchise tax obligations until June 30, 2022 after interest rates increased in 2022.

Liquidity and Capital Resources

Our liquidity needs prior to the completion of our initial public offering were satisfied through receipt of $25,000 from the sale of the founder shares and up to $500,000 in loans from our sponsor under an unsecured promissory note, $195,000 of which was borrowed prior to, and then fully repaid at, the October 1, 2021 closing of our initial public offering. The net proceeds from: (1) the sale of our units in our initial public offering (including the additional units sold on October 21, 2021 pursuant to the partial exercise of the underwriters’ over-allotment option), after deducting offering expenses of approximately $990,000 and underwriting commissions of approximately $6,819,000 (excluding total deferred underwriting commissions of $11,933,000), and (2) the sale of the private placement warrants (including the additional private placement warrants sold on October 21, 2021 in connection with the partial exercise of the underwriters’ over-allotment option) for a purchase price of approximately $10,819,000, was $343,940,000. Of this amount, approximately $340,930,000, which includes approximately $11,933,000 of total deferred underwriting commissions, was deposited into the trust account. The remaining approximately $3,010,000 is not held in the trust account. The funds in the trust account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations.

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

As indicated in the accompanying financial statements, at December 31, 2022, we had approximately $732,000 in cash and working capital of approximately $401,000, including liabilities of approximately $570,000 that are not due until the consummation of a business combination. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We believe that we have sufficient working capital at December 31, 2022 to continue our operations for at least 12 months. However, if the Company cannot complete a business combination before October 1, 2023, it could be forced to wind up its operations and liquidate unless it receives an approval of extension from its stockholders. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a business combination prior to October 1, 2023. There is no assurance that the Company’s plan to consummate a business combination will be successful or successful within the required timeframe. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-balance sheet financing arrangements

As of December 31, 2022, we have no obligations, assets or liabilities which would be considered off- balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support. Charges to operations under the Support Agreement for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) to December 31, 2021 were $180,000 and $45,000, respectively, and there was no amount payable at December 31, 2022 or December 31, 2021.

Also, commencing on September 29, 2021, the date our securities were first listed on the Nasdaq Global Market, we have agreed to compensate each of our President and Chief Operating Officer as well as our Chief Financial Officer $29,000 per month prior to the consummation of our initial business combination, of which $14,000 per month is payable upon the completion of our initial business combination and $15,000 per month is payable currently for their services. Since January 1, 2022, we have been compensating a Vice President at the rate of $25,000 per month, $12,500 of which is paid currently for his services and $12,500 of which is payable upon the closing of our initial business combination. An aggregate of approximately $996,000 and $178,000 was charged for operations for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) to December 31, 2021, respectively. Deferred compensation – related parties, includes approximately $570,000 and $84,000 under this obligation at December 31, 2022 and 2021, respectively.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Management does not believe that the Company has any critical accounting estimates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Report on does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 27, 2023, Richard H. Fearon, the Company’s lead independent director, provided notice of his resignation, effective immediately, from the Company’s board of directors, and will transition to a position as senior advisor to the company (a non-officer role for which he will not receive compensation). Mr. Fearon advised that his resignation is in deference to overboarding guidelines (which generally limit directors to serving on no more than four public company boards), and is not due to any disagreement with the company or the board of directors concerning any matter relating to the company’s operations, policies or practices. On March 28, 2023, Waters Corporation (NYSE: WAT) announced Mr. Fearon’s appointment as director, effective as of March 27, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance. Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Daniel J. Hennessy	65	Chairman of the Board of Directors and Chief Executive Officer
Gregory D. Ethridge	46	President, Chief Operating Officer and Director
Nicholas A. Petruska	36	Executive Vice President, Chief Financial Officer and Secretary
Anna Brunelle	55	Independent Director
Sidney Dillard	59	Independent Director
Walter Roloson	41	Independent Director
John Zimmerman	59	Independent Director

Daniel J. Hennessy, our Chairman and Chief Executive Officer since our formation, is also the Managing Member of Hennessy Capital Group LLC, an alternative investment firm he established in 2013 that focuses on sustainable industrial technology and infrastructure sectors. He also served as Chairman and CEO of Hennessy Capital Investment Corp. V (NASDAQ: HCIC), or Hennessy V, from October 2020 to December 2022. Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. IV, or Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020 and is now known as Canoo Inc. (NASDAQ: GOEV). Mr. Hennessy has served as a director of SIRVA Worldwide Relocation & Moving since August 2018. He also serves as a senior advisor to Proptech Investment Corporation II (NASDAQ: PTIC), a special purpose acquisition company targeting businesses in the real estate technology industry, and 7GC & Co. Holdings Inc. (NASDAQ: VII), a special purpose acquisition company targeting businesses in the technology industry. Mr. Hennessy previously served as senior advisor to Proptech Acquisition Corporation (NASDAQ: PTAC), a special purpose acquisition company targeting businesses in the real estate technology industry, which closed its initial business combination with Porch.com, Inc. in December 2020. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services and he served as a director from January 2017 to October 2019. NRC Group Holdings, LLC was subsequently acquired by U.S. Ecology, Inc. (previously NASDAQ: ECOL) at an attractive premium to the then current stock price. From April 2015 to February 2017, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke, Inc. (NASDAQ: DSKE) and previously served as its Vice Chairman from February 2017 to June 2021. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as a director from September 2013 to April 2019. From 1988 to 2016, Mr. Hennessy served as a Partner at Code Hennessy & Simmons LLC (n/k/a CHS Capital or “CHS”), a middle-market private equity investment firm he cofounded in 1988. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy was selected to serve as director due to his experience in private equity and public and private company board governance, as well as his background in finance and his experience with Hennessy I, Hennessy II, Hennessy III, Hennessy IV, and Hennessy V.

Gregory D. Ethridge, our President, Chief Operating Officer and director as of the date hereof, also served as President, Chief Operating Officer and director of Hennessy V from October 2020 to December 2022. He previously served as President, Chief Operating Officer and director of Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020, and continues to serve as a director of the surviving company, Canoo Inc. (NASDAQ: GOEV). He has also served as Chairman of Motorsports Aftermarket Group, a designer, manufacturer, marketer and distributor of aftermarket parts, apparel and accessories for the motorcycle and power sports industry since June 2019. He previously served as President of Matlin & Partners Acquisition Corporation from January 2017 to November 2018, at which time it merged with USWS Holdings LLC, a growth and technology-oriented oilfield service company focused exclusively on hydraulic fracturing using its patented Clean Fleet technology as the first fully electric, mobile well stimulation system for oil and natural gas exploration and production companies and is now known as U.S. Well Services, Inc. (NASDAQ: USWS), USWS was subsequently acquired by ProFrac Holding Corp (NASDAQ: ACDC) in November 2022. He served as Senior Partner of MatlinPatterson Global Advisers LLC, or MatlinPatterson, from January 2009 to December 2019. Prior to joining MatlinPatterson in 2009, Mr. Ethridge was a principal in the Recapitalization and Restructuring group at Gleacher and Company (f/k/a Broadpoint Capital, Inc.) where he moved his team from Imperial Capital LLC, from 2008 to 2009. In 2006, Mr. Ethridge was a founding member of the corporate finance advisory practice for Imperial Capital LLC in New York. From 2005 to 2006, Mr. Ethridge was a principal investor at Parallel Investment Partners LP (formerly part of Saunders, Karp and Megrue), executing recapitalizations, buyouts and growth equity investments for middle market companies. From 2001 to 2005, Mr. Ethridge was an associate in the Recapitalization and Restructuring Group at Jefferies and Company, Inc. where he executed corporate restructurings and leveraged finance transactions and was a crisis manager at Conway, Del Genio, Gries & Co. in New York from 2000 to 2001. Mr. Ethridge served a director of Palmetto Bluff Company, LLC, formerly a multiasset class real estate developer known as Crescent Communities, LLC, from June 2010 to September 2020. From 2009 until 2017, Mr. Ethridge served on the board of directors of FXI Holdings Inc., a foam and foam products manufacturer and served as its chairman from February 2012 until 2017. Mr. Ethridge served on the board of directors of Advantix Systems Ltd. and Advantix Systems, Inc., HVAC equipment manufacturers, from August 2013 until 2015 (for Advantix Systems, Inc.) and until 2018 (for Advantix Systems Ltd.). Mr. Ethridge holds a BBA and a Masters in Accounting from The University of Texas at Austin. Mr. Ethridge was selected to serve as director due to his experience in the private equity and the special purpose acquisition company industries.

Nicholas A. Petruska, our Executive Vice President, Chief Financial Officer and Secretary since our formation, also served as Executive Vice President, Chief Financial Officer and Secretary of Hennessy V from October 2020 to December 2022. He previously served as the Executive Vice President, Chief Financial Officer and Secretary of Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020 and is now known as Canoo Inc. (NASDAQ: GOEV). From March 2017 to October 2018, Mr. Petruska served as Executive Vice President, Chief Financial Officer and Secretary of Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services, which was subsequently acquired by U.S. Ecology, Inc. (previously NASDAQ: ECOL) at an attractive premium to the then current stock price. From April 2015 to February 2017, Mr. Petruska served as Executive Vice President, Chief Financial Officer and Secretary of Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke Inc. (NASDAQ: DSKE). He has served as an officer of Hennessy Capital Group LLC, the managing member of our Sponsor, since November 2013, in which position he advised Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), in connection with its initial public offering in January 2014. In addition, he worked closely with Hennessy I’s CEO and COO on transaction origination and initial assessments of potential target companies and led the due diligence assessment and transaction execution for Hennessy I’s business combination, which was consummated in February 2015. From July 2012 to July 2014, Mr. Petruska served as an investment professional at CHS Capital, a Chicago-based middle market private equity investment firm, where he evaluated leveraged buyouts and structured equity investments across multiple sectors and monitored certain portfolio companies of CHS. From January 2010 to July 2012, Mr. Petruska served as an investment banking analyst for Morgan Stanley (NYSE: MS) in the mergers and acquisitions and corporate finance groups with a focus on diversified industrials and consumer retail. He holds a B.S. degree, summa cum laude, from Miami University with majors in Finance and Decision Sciences.

Anna Brunelle has served as a member of our board of directors since our initial public offering and chairs our audit committee. Ms. Brunelle has served as Chief Financial Officer of Ouster Inc. which completed a business combination with Colonnade Acquisition Corp., a special purpose acquisition company, in March 2021 (NYSE: OUST). Ms. Brunelle has served as the Chief Financial Officer of OUST since August 2020 until completion of its merger with Velodyne Lidar, Inc. (previously NASDAQ: VLDR) in February 2023. She previously served as Chief Financial Officer of Kinestral Technologies from April 2018 through May 2020 and Chief Financial Officer and Interim Chief Operating Officer of Soylent from March 2016 through October 2017. She has also served as Chief Financial Officer of GlobalLogic, Chief Financial Officer of Tivo, Inc., and Senior Consultant for Deloitte & Touche, LLP. Ms. Brunelle currently serves as a director of Bolt Threads, Inc. and previously served as a director of Halio International from March 2019 through May 2020. During her tenure in leadership positions, she has worked on successful IPOs of technology companies and completed multiple private and public acquisitions and divestitures. Ms. Brunelle received her B.S. in Business Administration (accounting concentration) from California Polytechnic State University — San Luis Obispo. Ms. Brunelle was selected to serve as a director due to her background in accounting and finance and her experience as the chief financial officer for both public and private companies and as a director.

Sidney Dillard has served as a member of our board of directors since our initial public offering Since August 2002, Ms. Dillard has served as Partner and Head of Corporate Investment Banking at Loop Capital Markets. Prior to Loop Capital Markets, Ms. Dillard served in multiple roles at Northern Trust Bank, including as Senior Vice President and Division Manager. Ms. Dillard was appointed to the board of directors of Health Care Service Corporation (a Mutual Legal Reserve Company) in October 2022. Ms. Dillard serves as Board Chair for Girl Scouts of Greater Chicago and Northwest Indiana and as a Board Member for The Chicago Network, IFF (f/k/a/ Illinois Facilities Fund), Window to the World Communications, Inc. (PBS affiliate: WTTW and WFMT) and the Economic Club of Chicago. Ms. Dillard received her A.B. in Economics from Stanford University and M.B.A. from Northwestern University — Kellogg School of Management. Ms. Dillard was selected to serve as a director due to her finance and investment banking background and her foreign and domestic capital markets experience.

Walter Roloson has served as a member of our board of directors since our initial public offering. Mr. Roloson currently serves as a Managing Vice President at Capital One Financial Corporation and as Co-head of its Capital One Shopping business, leading its sales, marketing, strategy, and finance functions. Previously, he co- founded Wikibuy in 2013 and served as Co-CEO through its sale to Capital One in November 2018. Mr. Roloson previously served in various investment and operational positions at LinkedIn Corporation, Tiger Global Management, LLC, Greenhill & Co Inc., and Jefferies Financial Group Inc. He earned his B.A. in Computer Science and B.B.A. in Finance from The University of Texas at Austin in 2004. Mr. Roloson was selected to serve as a director due to his operational, investment, and financial background and his experience of leading the strategic sale of Wikibuy as Co-CEO.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a resolution passed by holders of at least 90% of our outstanding common stock entitled to vote thereon. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Roloson and Ms. Dillard, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Brunelle and Mr. Zimmerman, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Hennessy and Ethridge, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

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

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	reviewing the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our officers or directors have to date received any cash compensation for services rendered to us except that Mr. Ethridge and Mr. Petruska each received compensation of approximately $435,000 (approximately $210,000 of which is deferred) pursuant to the arrangement described below. We have agreed to pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We pay each of Mr. Ethridge, our President and Chief Operating Officer, and Mr. Petruska, our Chief Financial Officer, $29,000 per month for their services prior to the consummation of our initial business combination, of which $14,000 per month is payable upon the successful completion of our initial business combination. Our sponsor, officers, directors and their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock
	Number of	Percentage of	Number of	Percentage of
	Shares	Class A	Shares	Class B
	Beneficially	Common	Beneficially	Common
Name and Address of Beneficial Owner (1)(2)	Owned	Stock	Owned	Stock

Hennessy Capital Partners VI LLC (our sponsor)(3)	-	-	11,214,318	98.68%
Daniel J. Hennessy (3)	-	-	11,214,318	98.68%
Gregory D. Ethridge (3)	-	-	11,214,318	98.68%
Nicholas A. Petruska (3)	-	-	11,214,318	98.68%
Anna Brunelle (4)	-		25,000	*	%
Sidney Dillard (4)	-	-	25,000	*	%
Richard H. Fearon (4)(5)	-	-	50,000	*	%
Walter Roloson (4)	-	-	25,000	*	%
John Zimmerman (4)	-	-	25,000	*	%
All directors and executive officers and directors as a group (8 individuals)	-	-	11,364,318	100%
These stockholders known to us to beneficially own more than 5 percent of our outstanding Common Stock as of December 31, 2022 are:
D. E. Shaw Valence Portfolios, L.L.C. (6)	2,970,000	8.71%	-	-
Magnetar Financial LLC (7)	2,889,833	8.48%	-	-
Spring Creek Capital, LLC (8)	2,370,000	7.00%	-	-
Weiss Asset Management LP (9)	2,970,000	8.71%	-	-
Aristeia Capital, L.L.C.(10)	2,498,999	7.33%	-	-
Cantor Fitzgerald Securities(11)	2,548,419	7.47%	-	-
Wealthspring Capital LLC(12)	2,970,000	8.71%	-	-
Apollo Capital Management, L.P. (13)

*	Less than one percent.

(1)	The table above does not include the shares of common stock underlying the private placement warrants because these securities are not exercisable within 60 days of this Report.

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Hennessy Capital Investment Corp. VI, 3415 N. Pines Way, Suite 204, Wilson, Wyoming 83014.

(3)	Hennessy Capital Partners VI LLC is the record holder of the shares reported herein (which do not include 25,000 founder shares transferred by Richard H. Fearon to our sponsor effective as of March 27, 2023). Hennessy Capital Group LLC, Gregory D. Ethridge, our President, Chief Operating Officer and director, and Nicholas A. Petruska, our Executive Vice President, Chief Financial Officer and Secretary, are the managing members of our sponsor. Daniel J. Hennessy, our Chairman and Chief Executive Officer, is the sole managing member of Hennessy Capital Group LLC. Consequently, each of Mr. Hennessy, Mr. Ethridge, and Mr. Petruska may be deemed the beneficial owner of the founder shares held by our sponsor and have shared voting and dispositive control over such securities. Each of Mr. Hennessy, Mr. Ethridge, and Mr. Petruska disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.

(4)	Does not include any shares indirectly owned by this individual as a result of his or her direct or indirect ownership interest in our sponsor.

(5)	Effective as of March 27, 2023, Richard H. Fearon resigned as a director and transferred 25,000 of his 50,000 founder shares to our sponsor.

(6)	This information is based solely on a Schedule 13G filed by D. E. Shaw Valence Portfolios, L.L.C. (“D. E. Shaw Valence”), D. E. Shaw & Co., L.L.C. (“D. E. Shaw LLC”), D. E. Shaw & Co., L.P. (“D. E. Shaw LP”) and David E. Shaw, (“David E. Shaw”) with the SEC on October 12, 2021. David E. Shaw does not own any shares directly. By virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. Shaw, L.P., which in turn is the investment adviser of D. E. Shaw Valence, and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw L.L.C., which in turn is the manager of D. E. Shaw Valence, David E. Shaw may be deemed to have the shared power to vote or direct the vote of 2,970,000 shares, and the shared power to dispose or direct the disposition of 2,970,000 shares. The business address of such holder is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(7)	This information is based solely on a Schedule 13G/A filed by Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”) and David J. Snyderman (“Mr. Snyderman”) with the SEC on February 2, 2023. Magnetar Financial, Magnetar Capital Partners, Supernova Management and Mr. Litowitz beneficially hold 2,889,833 shares. The amount consists of (A) 303,276 shares held for the account Magnetar Constellation Fund II, Ltd; (B) 954,753 shares held for the account of Magnetar Constellation Master Fund, Ltd; (C) 81,535 shares held for the account of Magnetar Systematic Multi-Strategy Master Fund Ltd; (D) 199 shares held for the account of Magnetar Capital Master Fund Ltd; (E) 370,668 shares held for the account of Magnetar Xing He Master Fund Ltd; (G) 171,294 shares held for the account of Purpose Alternative Credit Fund Ltd; (H) 258,345 shares held for the account of Magnetar SC Fund Ltd; (I) 348,204 shares held for the account of Magnetar Structured Credit Fund, LP; (J) 342,588 shares held for the account of Magnetar Lake Credit Fund LLC; and (K) 58,971 Shares held of the account of Purpose Alternative Credit Fund - T LLC (collectively, the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. Magnetar, Magnetar Capital Partners, Supernova Management and Mr. Snyderman have shared voting power over 2,889,833 shares and shared dispositive power over 2,889,833 shares. The business address of such holders is 1603 Orrington Avenue, 13th Floor, Evanston, IL 60201.

(8)	This information is based solely on a Schedule 13G/A filed by Spring Creek Capital, LLC (“Spring Creek”), SCC Holdings, LLC (“SCC”), KIM, LLC (“KIM”), Koch Investments Group, LLC (“KIG”), Koch Investments Group Holdings, LLC (“KIGH”), Koch Industries, Inc. (“Koch Industries”) with the SEC on February 10, 2023. Spring Creek is beneficially owned by SCC, SCC is beneficially owned by KIM, KIM is beneficially owned by KIG, KIG is beneficially owned by KIGH, and KIGH is beneficially owned by Koch Industries, in each case by means of ownership of all voting equity instruments. Koch Industries, SCC, KIM, KIG, and KIGH may be deemed to beneficially own the shares held by Spring Creek by virtue of (i) Koch Industries’ beneficial ownership of KIGH, (ii) KIGH’s beneficial ownership of KIG, (iii) KIG’s beneficial ownership of KIM, (iv) KIM’s beneficial ownership of SCC and (v) SCC’s beneficial ownership of Spring Creek. By virtue of Koch Industries’ indirect beneficial ownership of Spring Creek, SCC, KIM, KIG and KIGH, Koch Industries has sole voting power over 2,370,000 shares and sole dispositive power over 2,370,000 shares. The business address of such holders is 4111 E. 37th Street North, Wichita, KS 67220

(9)	This information is based solely on a Schedule 13G filed by Weiss Asset Management LP (“Weiss Asset Management”), BIP GP LLC (“BIP GP”), WAM GP LLC (“WAM GP”) and Andrew M. Weiss, Ph.D. (“Andrew Weiss”) with the SEC on January 28, 2022. The shares reported for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP). By virtue of the foregoing, Weiss Asset Management, BIP GP, WAM GP and Andrew Weiss have a shared voting power over 2,970,000 shares and shared dispositive power over 2,970,000 shares. The business address of such holder is 222 Berkeley Street, 16th floor, Boston, MA 02116.

(10)	This information is based solely on a Schedule 13G filed by Aristeia Capital, L.L.C. (“Aristeia”) with the SEC on February 13, 2023. Aristeia has a sole voting power of 2,498,999 shares. The business address of such holder is One Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

(11)	This information is based solely on a Schedule 13G/A filed by Cantor Fitzgerald Securities (“CFS”), Cantor Fitzgerald, L.P. (“Cantor”), CF Group Management, Inc. (“CFGM”), and Howard W. Lutnick (“Mr. Lutnick” and collectively, the “CF Reporting Persons”) with the SEC on February 14, 2023. The CF Reporting Persons have a shared voting power of 2,548,419 shares and shares dispositive power of 2,548,419 shares. Cantor Fitzgerald Securities (“CFS”) is the record holder of the securities reported herein. CFGM is the managing general partner of Cantor and directly or indirectly controls the managing general partner of CFS. Mr. Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM’s sole stockholder. Cantor, indirectly, holds a majority of the ownership interests of CFS. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by CFS. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly, or indirectly. The business address of such holder is 110 East 59th Street, New York, New York 10022.

(12)	This information is based solely on a Schedule 13G filed by Wealthspring Capital LLC (“WealthSpring”), Matthew Simpson (“Mr. Simpson”), and David Gallers (“Mr. Gallers” and, collectively, the “Wealthspring Reporting Persons”) with the SEC on February 1, 2023. The Wealthspring Reporting Persons have a shared voting power of 2,691,202 shares and shared dispositive power of 2,691,202 shares. Mr. Simpson and Mr. Gallers are each a manager of Wealthspring, and may each be deemed to have beneficial ownership of the securities directly held by Wealthspring. The business address of such holder is 2 Westchester Park Drive, Suite 108, West Harrison, New York 10604.

(13)	This information is based solely on a Schedule 13G/A filed by (i) Apollo Atlas Master Fund, LLC (“Atlas”); (ii) Apollo Atlas Management, LLC (“Atlas Management”); (iii) Apollo PPF Credit Strategies, LLC (“PPF Credit Strategies”); (iv) Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”); (v) Apollo ST Fund Management LLC (“ST Management”); (vi) Apollo ST Operating LP (“ST Operating”); (vii) Apollo ST Capital LLC (“ST Capital”); (viii) ST Management Holdings, LLC (“ST Management Holdings”); (ix) Apollo A-N Credit Fund (Delaware), L.P. (“A-N Credit”); (x) Apollo A-N Credit Management, LLC (“A-N Credit Management”); (xi) Apollo SPAC Fund I, L.P. (“SPAC Fund I”); (xii) Apollo SPAC Management I, L.P. (“SPAC Management I”); (xiii) Apollo SPAC Management I GP, LLC (“SPAC Management I GP”); (xiv) Apollo Capital Management, L.P. (“Capital Management”); (xv) Apollo Capital Management GP, LLC (“Capital Management GP”); (xvi) Apollo Management Holdings, L.P. (“Management Holdings”); and (xvii) Apollo Management Holdings GP, LLC (“Management Holdings GP”), with the SEC on February 13, 2023.

The shared power of voting and dispositive power of shares is as follow:

Atlas	99,661	0.3%
Atlas Management	99,661	0.3%
PPF Credit Strategies	187,243	0.5%
Credit Strategies	2,183,096	6.4%
ST Management	2,183,096	6.4%
ST Operating	2,183,096	6.4%
ST Capital	2,183,096	6.4%
ST Management Holdings	2,183,096	6.4%
A-N Credit	0	0.0%
A-N Credit Management	0	0.0%
SPAC Fund I	500,000	1.5%
SPAC Management I	500,000	1.5%
SPAC Management I GP	500,000	1.5%
Capital Management	2,970,000	8.7%
Capital Management GP	2,970,000	8.7%
Management Holdings	2,970,000	8.7%
Management Holdings GP	2,970,000	8.7%

SPAC Fund I, Atlas, PPF Credit Strategies, Credit Strategies and A-N Credit each holds securities of the Company. Atlas Management serves as the investment manager of Atlas. Apollo PPF Credit Strategies Management, LLC serves as the investment manager of PPF Credit Strategies. ST Management serves as the investment manager for Credit Strategies. ST Operating is the sole member of ST Management. The general partner of ST Operating is ST Capital. ST Management Holdings is the sole member of ST Capital. A-N Credit Management serves as the investment manager for A-N Credit. SPAC Management I serves as the investment manager for SPAC Fund I. The general partner of SPAC Management I is SPAC Management I GP. Capital Management serves as the sole member of Atlas Management, A-N Credit Management, SPAC Management I GP, and SA Management, and as the sole member and manager of ST Management Holdings. Capital Management GP serves as the general partner of Capital Management. Management Holdings serves as the sole member and manager of Capital Management GP, and Management Holdings GP serves as the general partner of Management Holdings. The principal office of each of Atlas, PPF Credit Strategies, A-N Credit, and SPAC Fund I is One Manhattanville Road, Suite 201, Purchase, New York 10577. The principal office of Credit Strategies is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY-9008, Cayman Islands. The principal office of each of Atlas Management, ST Management, ST Operating, ST Capital, ST Management Holdings, A-N Credit Management, SPAC Management I, SPAC Management I GP, Capital Management, Capital Management GP, Management Holdings, and Management Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In January 2021, our sponsor subscribed to purchase an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of our initial public offering. In March 2021, our sponsor transferred 25,000 founder shares to each of our independent directors, in June 2021 our sponsor transferred an additional 25,000 founder shares to Mr. Fearon, our former lead independent director. We effected a stock dividend of 0.33333333 of a founder share for each outstanding founder share in March 2021, and we effected a second stock dividend of 1 founder share for each outstanding founder share in September 2021, which stock dividends resulted in our sponsor and independent directors holding an aggregate of 11,500,000 founder shares (up to 1,500,000 of which were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ option to purchase additional units was exercised). The underwriters’ option was partially, but not fully, exercised, our sponsor forfeited 135,682 founders shares on November 17, 2021.

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

Audit Fees. Audit fees consist of fees paid for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from January 22, 2021 (inception) through December 31, 2021 totaled $119,995. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 totaled $106,845. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from January 22, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022.

Tax Fees. We did not pay Withum for tax planning and tax advice for the period from January 22, 2021 (inception) through December 31, 2021 and we paid $9,360 for the year ended December 31, 2022.

All Other Fees. We did not pay Withum for other services for the period from January 22, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022.

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

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 28, 2021, by and among the Company and Citigroup Global Markets Inc. and Barclays Capital Inc. as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K, filed with the SEC on October 1, 2021),
3.1	Certificate of Incorporation (incorporated by referred to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on March 10, 2021).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
3.3	Bylaws (incorporated by referred to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on March 10, 2021).
4.1	Warrant Agreement, dated September 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed with the SEC on March 28, 2022).
10.1	Letter Agreement, dated September 28, 2021, by and among the Company, its officers, its directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 1, 2021).
10.2	Investment Management Trust Agreement, dated September 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.3	Registration Rights Agreement, dated September 28, 2021, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.4	Administrative Support Agreement, dated September 28, 2021, by and between the Company and Hennessy Capital LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.5	Private Placement Warrants Purchase Agreement, dated September 28, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.6	Form of Indemnity Agreement, dated September 28, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.7	Subscription Agreement, dated September 28, 2021, by and among the Company, the Sponsor and Antara Capital Total Return SPAC Master Fund LP (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.8	Form of Subscription Agreement, by and among the Company, the Sponsor and BlackRock Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.9	Subscription Agreement, dated July 9, 2021, by and among the Company, the Sponsor and Arena Capital Fund, L.P. - Series 17 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.10	Subscription Agreement, dated July 8, 2021, by and among the Company, the Sponsor and D. E. Shaw Valence Investments (Cayman) Limited and D. E. Shaw Valence Portfolios, L.L.C.(incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.11	Form of Subscription Agreement, by and among the Company, the Sponsor and Highbridge Capital Management LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).

Exhibit No.	Description

10.12	Subscription Agreement, dated July 8, 2021, by and among the Company, the Sponsor, Apollo SPAC Fund 1, L.P., Apollo Atlas Master Fund, LLC, Apollo A-N Credit Fund (Delaware), L.P., Apollo Credit Strategies Master Fund Ltd. and Apollo PPF Credit Strategies, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.13	Form of Subscription Agreement, by and between the Sponsor and the Strategic Anchor Investor (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.14	Form of Subscription Agreement, by and among the Company, the Sponsor and each of the Other Anchor Investors (incorporated by reference to Exhibit 10.15 to Amendment No. 5 the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on September 3, 2021).
10.15	Form of Amendment No. 1 to Subscription Agreement, by and among the Company, the Sponsor and each of the Anchor Investors (incorporated by reference to Exhibit 10.16 to Amendment No. 5 the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on September 3, 2021).
14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on March 24, 2021).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary.

Not applicable.

HENNESSY CAPITAL INVESTMENT CORP. VI

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Hennessy Capital Investment Corp. VI

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hennessy Capital Investment Corp. VI (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022, and for the period from January 22, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, and for the period from January 22, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 1, 2023 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 28, 2023

PCAOB Number 100

HENNESSY CAPITAL INVESTMENT CORP. VI

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$732,000	$1,966,000
Prepaid expenses	367,000	824,000
Total current assets	1,099,000	2,790,000

Non-current asset – Cash and investments held in Trust Account	344,463,000	340,936,000
Total assets	$345,562,000	$343,726,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,000	$99,000
Accrued liabilities	59,000	36,000
Deferred compensation – related parties	570,000	84,000
Franchise and income taxes payable	65,000	200,000
Total current liabilities	698,000	419,000
Other liabilities -
Derivative warrant liabilities	1,858,000	15,605,000
Deferred underwriting compensation	11,933,000	11,933,000
Total liabilities	14,489,000	27,957,000
Commitments and contingencies
Class A common stock subject to possible redemption; 34,092,954 shares (at $10.10 and $10.04 per share at December 31, 2022 and 2021, respectively)	344,398,000	340,930,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at December 31, 2022 and 2021	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; -0- shares issued and outstanding at December 31, 2022 and 2021	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 11,364,318 shares issued and outstanding at December 31, 2022 and 2021	1,000	1,000
Additional paid-in capital	-	-
Accumulated deficit	(13,326,000)	(25,162,000)
Total stockholders’ deficit	(13,325,000)	(25,161,000)

Total liabilities and stockholders’ deficit	$345,562,000	$343,726,000

See accompanying notes to financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

STATEMENTS OF OPERATIONS

	For year ended December 31, 2022	For the period from January 22, 2021 (inception) to December 31, 2021
General and administrative expenses	$2,309,000	$665,000
Loss from operations	(2,309,000)	(665,000)
Other income (expense):
Interest income on Trust Account	4,786,000	7,000
Derivative warrant liabilities issuance costs	-	(722,000)
Change in fair value of derivative warrant liabilities	13,747,000	3,901,000
Income before provision for income tax	16,224,000	2,521,000
Provision for income tax	(920,000)
Net income	$15,304,000	$2,521,000

Weighted average shares of Class A common stock outstanding - basic and diluted	34,093,000	8,276,000
Net income per share of Class A common stock – basic and diluted	$0.34	$0.13

Weighted average shares of Class B common stock outstanding – Basic and diluted	11,364,000	10,679,000
Net income per share of Class B common stock – Basic and diluted	$0.34	$0.13

See accompanying notes to financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2022:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, January 1, 2022	-	$-	11,364,318	$1,000	$-	$(25,162,000)	$(25,161,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(3,468,000)	(3,468,000)
Net income	-	-	-	-	-	15,304,000	15,304,000
Balances, December 31, 2022	-	$-	11,364,318	$1,000	$-	$(13,326,000)	$(13,325,000)

See accompanying notes to financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For period from January 22, 2021 (inception) to December 31, 2021:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, January 22, 2021	-	$-	-	$-	$-	$-	$-
Sale of shares of Class B common stock to Sponsor at approximately $0.002 per share	-	-	11,500,000	1,000	24,000	-	25,000
Forfeiture of shares of Class B common stock by Sponsor upon underwriters’ partial exercise of its over-allotment option	-	-	(135,682)	-	-	-	-
Issuance of 7,212,394 Private Placement Warrants at $1.50, in excess of fair value of $1.05 per warrant	-	-	-	-	3,246,000	-	3,246,000
Accretion for shares of Class A common stock subject to redemption					(3,270,000)	(27,683,000)	(30,953,000)
Net income	-	-	-	-	-	2,521,000	2,521,000
Balances, December 31, 2021	-	$-	11,364,318	$1,000	$-	$(25,162,000)	$(25,161,000)

See accompanying notes to financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	For the period from January 22, 2021 (inception) to December 31, 2021
Cash flows from operating activities:
Net income	$15,304,000	$2,521,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in the Trust Account	(4,786,000)	(7,000)
Warrant liabilities issuance costs	-	722,000
Change in fair value of derivative liabilities	(13,747,000)	(3,901,000)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	457,000	(824,000)
(Decrease) increase in accounts payable (excluding offering costs of $70,000 in 2021)	(25,000)	29,000
Increase in accrued liabilities	23,000	36,000
Increase in deferred compensation – related parties	486,000	84,000
Increase in franchise and income taxes payable	(137,000)	200,000
Net cash used in operating activities	(2,425,000)	(1,140,000)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(340,930,000)
Cash withdrawn from Trust Account for taxes	1,261,000	-
Net cash provided by (used in) financing activities	1,261,000	(340,930,000)

Cash flows from financing activities:
Proceeds from sale of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to Sponsor	-	195,000
Proceeds from sale of Units to the public	-	340,930,000
Proceeds from sale of Private Placement Warrants	-	10,819,000
Payment of underwriters’ compensation	-	(6,819,000)
Payment of offering costs	70,000	(919,000)
Payment of note payable to Sponsor	-	(195,000)
Net cash (used in) provided by financing activities	(70,000)	344,036,000

Net (decrease) increase in cash	(1,234,000)	1,966,000
Cash at beginning of period	1,966,000	-
Cash at end of period	$732,000	$1,966,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriter’ compensation	$-	$11,933,000
Offering costs included in accounts payable	$-	$70,000
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$905,000	$-

See accompanying notes to financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

Notes to Financial Statements

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

At December 31, 2022, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

Mandatory Liquidation, Liquidity, Capital Resources and Going Concern:

With approximately $732,000 in cash and approximately $401,000 of working capital at December 31, 2022, the Company believes, but cannot assure, that it has the resources to continue its operations through October 1, 2023, the date by which it must complete a Business Combination. However, if the Company cannot complete a Business Combination before October 1, 2023, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. This condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to October 1, 2023. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the required timeframe. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has two classes of common stock, which are referred to as shares of Class A common stock and shares of Class B common stock. Income and losses are shared pro rata among the two classes of common stock. This assumes completion of a business combination as the most likely outcome. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the respective period. The changes in redemption value that are accreted to Class A common stock subject to redemption (see below) are representative of fair value and therefore is not factored into the calculation of earnings per share.

The following table reflects the net income per share after allocating income between the shares based on outstanding shares:

	Year ended December 31, 2022		For the period from January 22, 2021 (Inception) to December 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share of common stock:
Allocation of income – basic and diluted	$11,479,000	$3,826,000	$1,100,000	$1,421,000
Denominator:
Basic and diluted weighted average share of common stock:	34,093,000	11,364,000	8,276,000	10,679,000

Basic and diluted net income per share of common stock	$0.34	$0.34	$0.13	$0.13

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2022 or December 31, 2021.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000, and investments held in Trust Account. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of December 31, 2022 and December 31, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered either start-up or business combination costs and are not currently deductible. Further, warrant costs and income from change in fair value of derivative warrant liabilities may not be deductible or includible in taxable income. During the year ended December 31, 2022 and period from January 22, 2021 (inception) to December 31, 2021 the Company recorded income tax expense of approximately $920,000 and $0, respectively. This occurs because, in 2022, there is substantial taxable interest income earned on the Trust Account which was partially offset by deductible franchise taxes, so there was income for tax purposes in 2022. In 2021 interest income was minimal and fully offset by deductible franchise taxes. The Company’s effective tax rate for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) to December 31, 2021 was approximately 6% and 0%, respectively, which differs from the expected income tax rate primarily due to substantial income reported from warrant fair value adjustments which is not taxable, offset partially by the start-up costs (discussed above) which are not currently deductible and business combination costs which may not be deductible or taxable. At December 31, 2022 and December 31, 2021, the Company has a deferred tax asset of approximately $500,000 and $80,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 or December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2022 and December 31, 2021, all of the 34,092,954 public shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

Gross proceeds of Public Offering	$340,930,000
Less: Proceeds allocated to Public Warrants	(11,935,000)
Offering costs	(19,018,000)
Plus: Accretion of carrying value to redemption value at inception	30,953,000
Subtotal at date of Public Offering and December 31, 2021	340,930,000
Plus: Accretion of carrying value to redemption value subsequent December 31, 2021	3,468,000
Class A common stock subject to redemption at December 31, 2022	$344,398,000

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the Warrants accounted for as liabilities are charged to operations when the Warrants are issued. The fair value of the Warrants was initially estimated using a binomial lattice simulation approach, it was subsequently based upon, or derived from, the trading price of our warrants issued initially as part of the units offered in our initial public offering (the “Public Warrants”) but now trade separately in an active, open market.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events and transactions occurring after the balance sheet date, December 31, 2022, up to the date the financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the financial statements have been recognized or disclosed.

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

If the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.50 per warrant, at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and December 31, 2021, none of the Sponsor, affiliates of the Sponsor or the Company’s officers or directors had made any working capital loans to the Company.

Administrative Support Agreement and Payments to Certain Officers

The Company has agreed to pay $15,000 per month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on September 29, 2021, the date the Company’s securities were first listed on the Nasdaq Global Market, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Charges to operations under the agreement for the year ended December 31, 2022 and for the period from January 22, 2021 (inception) to December 31, 2021 were $180,000 and $45,000, respectively, and there was no amount payable at December 31, 2022 or December 31, 2021.

Also, commencing on September 29, 2021, the Company began to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. In addition, in January 2022, the Company began to compensate a Vice President $25,000 per month, $12,500 of which is payable upon the completion of the Company’s initial Business Combination and $12,500 of which is payable currently for his services. An aggregate of approximately $996,000 and $178,000, respectively, was charged to operations for the year ended December 31, 2022 for the period from January 22, 2021 (inception) to December 31, 2021. Deferred compensation - related parties includes approximately $570,000 and $84,000, under these obligation at December 31, 2022 and December 31, 2021, respectively.

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

At December 31, 2022 and December 31, 2021, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value. In 2022, the Company withdrew approximately $1,261,000 to fund the payment of 2021 actual, and 2022 estimated, franchise taxes as well as 2022 estimated federal income taxes. In 2021, there were no withdrawals from the Trust Account.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at December 31, 2022 or December 31, 2021.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2022 and 2021 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

December 31, 2022 - Description	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market fund	$344,463,000

December 31, 2021 - Description	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market fund	$340,936,000

NOTE 6 - WARRANT LIABILITIES

At December 31, 2022 and December 31, 2021, the Company has 18,576,712 Warrants outstanding, including 11,364,318 Public Warrants and 7,212,394 Private Placement Warrants. The Company is required to record the Warrants at fair value at each reporting period, with changes in fair value recognized in the statement of operations.

The Company has recorded approximately $722,000 of costs to the statement of operations at inception of the Warrants in 2021 to reflect an allocation of total offering and issue costs to warrant issuance costs based on the relative fair values of the equity and derivative warrant liabilities instruments.

The following table presents information about the Company’s Warrant liabilities that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,137,000	$1,137,000	$-	$-
Private Placement Warrants	721,000	-	721,000	-
Derivative warrant liabilities at December 31, 2022	$1,858,000	$1,137,000	$721,000	$-

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Warrant Liabilities:
Public Warrants at inception, October 1, 2021	$9,546,000	$9,546,000	$-	$-
Private Placement Warrants	6,059,000	-	6,059,000	-
Derivative warrant liabilities at December 31, 2022	$15,605,000	$9,546,000	$6,059,000	$-

During the period from January 22, 2021 (inception) to December 31, 2021, the initial fair value of the Warrants was estimated using a binomial lattice simulation approach and it was subsequently based upon, or derived from, the trading price of our warrants as described below as they now trade separately in an active, open market.

At December 31, 2022 and 2021, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.10 and $0.84 per warrant on December 31, 2022 and 2021, respectively). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs - Level 2).

There were no transfers between levels during the year ended December 31, 2022.

The following table shows the transfers between levels during the period from January 22, 2021 (inception) to December 31, 2021:

	Warrant Liabilities	Public Warrants	Private Placement Warrants
Fair value at January 1, 2021	-	-	-

Initial measurement on October 1, 2021	$17,500,000	$10,500,000	$7,000,000
Fair value of additional warrants issued on October 21, 2021	2,006,000	1,433,000	573,000
Change in fair value of Public and Private Placement Warrants from October 1, 2021 and October 21, 2021 to December 31, 2021	3,901,000	2,387,000	1,514,000
Transfer to Level 1 during the three months ended December 31, 2021	(9,546,000)	(9,546,000)	-
Transfer to Level 2 during the three months ended December 31, 2021	(6,059,000)	-	(6,059,000)
Fair value of Level 3 warrant liabilities as of December 31, 2021	$-	$-	$-

The derivative warrant liabilities are not subject to qualified hedge accounting.

Public Warrants

At December 31, 2022 and December 31, 2021, there were 11,364,318 Public Warrants outstanding. Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock. Under the terms of the warrant agreement, the Company has agreed to use its reasonable best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants have been or will be issued upon separation of the Units and only whole Warrants trade. Each Warrant will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 7 - STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share. Upon completion of the Company’s initial Business Combination, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock in connection with the initial Business Combination. In March 2021, the Company effected a stock dividend of 0.33333333 of Founder Share for each outstanding Founder Share, and the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share in September 2021, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 shares of Class B common stock (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). At December 31, 2022 and December 31, 2021, all 34,092,954 shares of Class A common stock issued and outstanding as of such date are reflected as common stock subject to redemption. Because the underwriters’ exercised their over-allotment in part, 135,682 shares of Class B common stock were forfeited by the Sponsor leaving 11,364,318 shares of Class B common stock outstanding at December 31, 2022 and December 31, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Certain repurchases of stock (including redemptions) by publicly traded domestic corporations —

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations, among others. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The IR Act applies to repurchases that occur after December 31, 2022.

Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, liquidation or partial redemption would depend on a number of factors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2023	HENNESSY CAPITAL INVESTMENT CORP. VI

	By:	/s/ Daniel J. Hennessy
		Name:	Daniel J. Hennessy
		Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel J. Hennessy	Chairman of the Board of Directors and Chief Executive Officer	March 28, 2023
Daniel J. Hennessy	(Principal Executive Officer)

/s/ Gregory D. Ethridge	President and Chief Operating Officer and Director	March 28, 2023
Gregory D. Ethridge

/s/ Nicholas A. Petruska	Executive Vice President, Chief Financial Officer and Secretary	March 28, 2023
Nicholas A. Petruska	(Principal Financial and Accounting Officer)

/s/ Anna Brunelle	Director	March 28, 2023
Anna Brunelle

/s/ Sidney Dillard	Director	March 28, 2023
Sidney Dillard

/s/ Walter Roloson	Director	March 28, 2023
Walter Roloson

/s/ John Zimmerman	Director	March 28, 2023
John Zimmerman