Form 10-Q
period 2023-03-31
Hennessy Capital Investment Corp. VI
filed 2023-05-15
CIK 1842937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 34,092,954 shares of the Company’s Class A common stock and 11,364,318 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VI

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VI

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$340,000	$732,000
Prepaid expenses	307,000	367,000
Total current assets	647,000	1,099,000

Non-current asset – Cash and investments held in Trust Account	348,068,000	344,463,000
Total assets	$348,715,000	$345,562,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,000	$4,000
Accrued liabilities	473,000	59,000
Deferred compensation – related parties	691,000	570,000
Franchise and income taxes payable	836,000	65,000
Total current liabilities	2,011,000	698,000
Other liabilities -
Derivative warrant liabilities	2,972,000	1,858,000
Deferred underwriting compensation	11,933,000	11,933,000
Total liabilities	16,916,000	14,489,000
Commitments and contingencies
Class A common stock subject to possible redemption; 34,092,954 shares (at $10.18 and $10.10, per share at March 31, 2023 and December 31, 2022, respectively)	347,231,000	344,398,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at March 31, 2023 and December 31, 2022	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; -0- shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 11,364,318 shares issued and outstanding at March 31, 2023 and December 31, 2022	1,000	1,000
Additional paid-in capital	-	-
Accumulated deficit	(15,433,000)	(13,326,000)
Total stockholders’ deficit	(15,432,000)	(13,325,000)

Total liabilities and stockholders’ deficit	$348,715,000	$345,562,000

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
General and administrative expenses	$1,045,000	$571,000
Loss from operations	(1,045,000)	(571,000)
Other income (expense):
Interest income on Trust Account	3,655,000	25,000
Change in fair value of derivative warrant liabilities	(1,114,000)	6,688,000
Income before provision for income tax	1,496,000	6,142,000
Provision for income tax	(770,000)	-
Net income	$726,000	$6,142,000

Weighted average shares of Class A common stock outstanding - basic and diluted	34,093,000	34,093,000
Net income per share of Class A common stock – basic and diluted	$0.02	$0.14

Weighted average shares of Class B common stock outstanding – basic and diluted	11,365,000	11,365,000
Net income per share of Class B common stock – basic and diluted	$0.02	$0.14

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2023:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2022	-	$-	11,364,318	$1,000	$-	$(13,326,000)	$(13,325,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(2,833,000)	(2,833,000)
Net income	-	-	-	-	-	726,000	726,000
Balances, March 31, 2023 (unaudited)	-	$-	11,364,318	$1,000	$-	$(15,433,000)	$(15,432,000)

For the three months ended March 31, 2022:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2021	-	$-	11,364,318	$1,000	$-	$(25,162,000)	$(25,161,000)
Net income	-	-	-	-	-	6,142,000	6,142,000
Balances, March 31, 2022 (unaudited)	-	$-	11,364,318	$1,000	$-	$(19,020,000)	$(19,019,000)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flows from operating activities:
Net income	$726,000	$6,142,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in the Trust Account	(3,655,000)	(25,000)
Change in fair value of derivative liabilities	1,114,000	(6,688,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	60,000	62,000
Increase in accounts payable	7,000	(12,000)
Increase in accrued liabilities	414,000	-
Increase in deferred compensation – related parties	121,000	121,000
Increase in franchise and income taxes payable	771,000	40,000
Net cash used in operating activities	(442,000)	(360,000)

Cash flows from investing activities:
Cash withdrawn from Trust Account for taxes	50,000	-
Net cash provided by investing activities	50,000	-

Net decrease in cash	(392,000)	(360,000)
Cash at beginning of period	732,000	1,966,000
Cash at end of period	$340,000	$1,606,000

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable	$-	$70,000

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

At March 31, 2023, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 28, 2023. The interim results for three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any other future periods.

Mandatory Liquidation, Liquidity and Going Concern:

The Company has approximately $340,000 in cash and approximately $1,364,000 of negative working capital (including approximately $691,000 of deferred compensation that is not payable until the closing of a Business Combination) at March 31, 2023. Further, if the Company cannot complete a Business Combination before October 1, 2023, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to October 1, 2023 and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination and work with creditors to defer payments will be successful or successful within the required timeframe. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following table reflects the net income per share after allocating income between the shares based on outstanding shares:

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Class B	Class A	Class A	Class B
Numerator:
Basic and diluted net income per share of common stock:
Allocation of income – basic and diluted	$181,000	$545,000	$4,607,000	$1,535,000
Denominator:
Basic and diluted weighted average shares of common stock:	11,365,000	34,093,000	34,093,000	11,365,000

Basic and diluted net income per share of common stock	$0.02	$0.02	$0.14	$0.14

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at March 31, 2023 or December 31, 2022.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

Use of Estimates:

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of March 31, 2023 and December 31, 2022, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs:

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A - “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering totaled approximately $19,740,000 including Company costs of approximately $990,000 together with $18,750,000 of underwriters’ discount, have been allocated to equity instruments ($19,018,000) and derivative warrant liabilities ($722,000), based on their relative values, and charged to temporary equity or expense (in the case of the portion allocated to derivative warrant liabilities) upon completion of the Public Offering.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered either start-up or business combination costs and are not currently deductible. Further, warrant costs and income from change in fair value of derivative warrant liabilities may not be deductible or includible in taxable income. During the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of approximately $770,000 and $0, respectively. This occurs because, in 2023, there is substantial taxable interest income earned on the Trust Account, which was partially offset by deductible franchise taxes, so there was income for tax purposes. In 2022, interest income earned was fully offset by deductible franchise taxes so there was no taxable income. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was approximately 51% and 0%, respectively, which differs from the expected income tax rate primarily due to substantial non-deductible expenses from warrant fair value adjustments, offset partially by the start-up costs (discussed above) which are not currently deductible and business combination costs which may not be deductible or taxable. At March 31, 2023 and December 31, 2022, the Company has a gross deferred tax asset of approximately $700,000 and $500,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 or December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 3, all of the 34,092,954 public shares sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (i.e., total assets less intangible assets and liabilities) to be less than $5,000,001 upon the closing of a Business Combination.

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all shares of Class A common stock are redeemable and classified as such on the Company’s balance sheet until such time as a redemption event takes place. At March 31, 2023, the value of Class A common stock that may be redeemed is equal to approximately $10.18 per share (which is the assumed redemption price) multiplied by 34,092,954 shares of Class A common stock.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2023 and December 31, 2022, all of the 34,092,954 public shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

Gross proceeds of Public Offering	$340,930,000
Less: Proceeds allocated to Public Warrants	(11,935,000)
Offering costs	(19,018,000)
Plus: Accretion of carrying value to redemption value in 2021	30,953,000
Subtotal at date of Public Offering and December 31, 2021	340,930,000
Plus: Accretion of carrying value to redemption value in 2022	3,468,000
Subtotal at December 31, 2022	344,398,000
Plus: Accretion of carrying value to redemption value in 2023	2,833,000
Shares of Class A common stock subject to redemption at March 31, 2023	$347,231,000

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations. Costs associated with issuing the Warrants accounted for as liabilities are charged to operations when the Warrants are issued. The fair value of the Warrants as described below in Note 6, is based upon, or derived from, the trading price of our warrants issued initially as part of the units offered in our initial public offering (the “Public Warrants”) but now trade separately in an active, open market.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Subsequent Events:

Management has evaluated subsequent events and transactions occurring after March 31, 2023 (the unaudited condensed balance sheet date), up to the date of the unaudited condensed financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the unaudited condensed financial statements have been recognized or disclosed.

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

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions. On October 21, 2021, the underwriters’ exercised their option with respect to 4,092,954 Units. The Warrants issued in connection with 4,092,954 over-allotment Units are identical to the Public Warrants and have no net cash settlement provisions.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Founder Shares

In January 2021 the Sponsor purchased 4,312,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.006 per share (up to 562,500 of which were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full). In March and September 2021, the Sponsor transferred an aggregate of 150,000 Founder Shares to the Company’s independent directors. In March 2021, the Company effected a stock dividend of 0.33333333 of a Founder Share for each outstanding Founder Share, and in September 2021, the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 Founder Shares (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). The share and per share amounts related to the stock dividend have been retroactively restated in the accompanying unaudited condensed financial statements. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering, except that the Founder Shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the initial stockholders would own 25.0% of the Company’s issued and outstanding shares after the Public Offering. The underwriters’ exercised their over-allotment in part, and therefore 135,682 Founder Shares were forfeited by the Sponsor.

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

Related Party Loans

In January 2021, the Sponsor agreed to loan the Company an aggregate of $500,000 by drawdowns against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest bearing and payable, as amended in July 2021, on the earlier of December 31, 2021 or the completion of the Public Offering.

Prior to October 1, 2021, the Company had borrowed $195,000 under the Note in order to pay expenses of the Public Offering. All such amounts borrowed under the Note were paid at the closing of the Public Offering on October 1, 2021 and there are no amounts available to borrow after that date.

If the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.50 per warrant, at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, none of the Sponsor, affiliates of the Sponsor or the Company’s officers or directors had made any working capital loans to the Company.

Administrative Support Agreement and Payments to Certain Officers

The Company has agreed to pay $15,000 per month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on September 29, 2021, the date the Company’s securities were first listed on the Nasdaq Global Market, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Charges to operations under the agreement for the three months ended March 31, 2023 and 2022 were $45,000 and $45,000, respectively, and there was no amount payable at March 31, 2023 or December 31, 2022.

Also, commencing on September 29, 2021, the Company began to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. In addition, in January 2022, the Company began to compensate a Vice President $25,000 per month, $12,500 of which is payable upon the completion of the Company’s initial Business Combination and $12,500 of which is payable currently for his services. An aggregate of approximately $249,000 and $249,000, respectively, was charged to operations for the three months ended March 31, 2023 and 2022, respectively. Deferred compensation - related parties includes approximately $691,000 and $570,000, respectively, under this obligation at March 31, 2023 and December 31, 2022, respectively.

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

At March 31, 2023 and December 31, 2022, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value. In March 2023, the Company withdrew approximately $50,000 to fund the payment of 2022 franchise taxes. Subsequent to March 31, 2023, in April 2023, the Company withdrew approximately $340,000 in connection with the payment of income and franchise taxes.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at March 31, 2023 or December 31, 2022.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2023 and December 31, 2022 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at March 31, 2023	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$348,068,000

Description at December 31, 2022	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$344,463,000

NOTE 6 - WARRANT LIABILITIES

At March 31, 2023 and December 31, 2022, the Company has 18,576,712 Warrants outstanding, including 11,364,318 Public Warrants and 7,212,394 Private Placement Warrants. The Company is required to record the Warrants at fair value at each reporting period, with changes in fair value recognized in the unaudited condensed statement of operations.

The following tables present information about the Company’s Warrant liabilities that are measured at fair value on a recurring basis at March 31, 2023 (unaudited) and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,818,000	$1,818,000	$-	$-
Private Placement Warrants	1,154,000	-	1,154,000	-
Derivative warrant liabilities at March 31, 2023	$2,972,000	$1,818,000	$1,154,000	$-

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,137,000	$1,137,000	$-	$-
Private Placement Warrants	721,000	-	721,000	-
Derivative warrant liabilities at December 31, 2022	$1,858,000	$1,137,000	$721,000	$-

There were no transfers between levels during the three months ended March 31, 2023.

At March 31, 2023 and December 31, 2022, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.16 and $0.10 per warrant on March 31, 2023 and December 31, 2022, respectively). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs - Level 2).

The derivative warrant liabilities are not subject to qualified hedge accounting.

Public Warrants

At March 31, 2023 and December 31, 2022, there were 11,364,318 Public Warrants outstanding. Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock. Under the terms of the warrant agreement, the Company has agreed to use its reasonable best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants have been or will be issued upon separation of the Units and only whole Warrants trade. Each Warrant will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 7 - STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share. Upon completion of the Company’s initial Business Combination, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock in connection with the initial Business Combination. In March 2021 and December 31, 2021, the Company effected a stock dividend of 0.33333333 of Founder Share for each outstanding Founder Share, and the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share in September 2021, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 shares of Class B common stock (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). At March 31, 2023 and December 31, 2022, all 34,092,954 shares of Class A common stock issued and outstanding as of such date are reflected as common stock subject to redemption. Because the underwriters’ exercised their over-allotment in part, 135,682 shares of Class B common stock were forfeited by the Sponsor leaving 11,364,318 shares of Class B common stock outstanding at March 31, 2023 and December 31, 2022.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

COVID-19 — Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s financial position, results of operations and/or search for a target company and/or a target company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Conflict in Ukraine — In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements.

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

Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, liquidation or partial redemption Warrant Liabilities would depend on a number of factors.

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

These risks, uncertainties and assumptions include, but are not limited to, the following risks, uncertainties, assumptions and other factors:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination (our “Business Combination”);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the availability to us of funds from interest income on the balance of the trust account into which certain proceeds of our initial public offering were placed (the “Trust Account”);

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our registration statement on Form S-1 (File No. 333-254062) filed in connection with our initial public offering.

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

As of March 31, 2023, we had cash of approximately $340,000 and negative working capital of approximately $1,364,000. Further, we have begun to, and expect to continue to, incur significant costs in the pursuit of an initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

General and administrative expenses - For the three months ended March 31, 2023, we had a loss from operations of approximately $1,045,000 consisting primarily of costs for being a public company of approximately $183,000, compensation of approximately $249,000, respectively (approximately $122,000 of which is deferred), approximately $50,000 of franchise taxes, approximately $45,000 of administrative fees to our Sponsor, and approximately $518,000 of costs associated with searching for a suitable business combination and other costs.

For the three months ended March 31, 2022 our loss from operations was approximately $571,000 consisting primarily of costs for being a public company of approximately $165,000, compensation of approximately $249,000 (approximately $122,000 of which is deferred), approximately $50,000 of franchise taxes, approximately $45,000 of administrative fees to our Sponsor, and approximately $62,000 of costs associated with searching for a suitable business combination and other costs.

Other income (expense) - In addition to operating costs, for the three months ended March 31, 2023, we had other expense of approximately $1,114,000 representing the increase in fair value of our warrant liability during the period and interest income of approximately $3,655,000.

For the three months ended March 31, 2022, we had other income of approximately $6,688,000 representing the decrease in fair value of our warrant liability during the period and interest income of approximately $25,000.

The change in the interest income is the result of market conditions which result in significantly increased interest rates.

Provision for income taxes – The provision for income taxes in the three months ended March 31, 2023 results from the significant increase in taxable interest income. Since the Company’s operating expenses are considered non-deductible start up costs or business combination expenses, they are not deductible for income tax purposes.

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

Prior to the completion of our initial Business Combination, in addition to our costs associated with operating as a listed public company, our principal use of working capital will be to fund our activities to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial Business Combination.

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

As indicated in the accompanying financial statements, at March 31, 2023, the Company has approximately $340,000 in cash and approximately $1,364,000 of negative working capital (including approximately $691,000 of deferred compensation that is not payable until the closing of a Business Combination). Further, if the Company cannot complete a Business Combination before October 1, 2023, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with these uncertainties is to complete a Business Combination prior to October 1, 2022 and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination and work with creditors to defer payments will be successful or successful within the required timeframe. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Off-balance sheet financing arrangements

As of March 31, 2023, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At March 31, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

Also, commencing on September 29, 2021, the date our securities were first listed on the Nasdaq Global Market, we have agreed to compensate each of our President and Chief Operating Officer as well as our Chief Financial Officer $29,000 per month prior to the consummation of our initial Business Combination, of which $14,000 per month is payable upon the completion of our initial Business Combination and $15,000 per month is payable currently for their services. Since January 1, 2022, we have been compensating a Vice President at the rate of $25,000 per month, $12,500 of which is paid currently for his services and $12,500 of which is payable upon the closing of our initial Business Combination. An aggregate of approximately $249,000 was charged for operations for the three months ended March 31, 2023. Deferred compensation – related parties includes approximately $691,000 under this obligation for the period from September 29, 2021 to March 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 28, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

HENNESSY CAPITAL INVESTMENT CORP. VI

Dated: May 15, 2023	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2023	/s/ Nicholas A. Petruska
	Name:	Nicholas A. Petruska
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)