Form 10-Q
period 2023-06-30
Hennessy Capital Investment Corp. VI
filed 2023-08-11
CIK 1842937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40846

HENNESSY CAPITAL INVESTMENT CORP. VI

(Exact name of registrant as specified in its charter)

Delaware	86-1626937
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 US HWY 50, Suite 309 Zephyr Cove, NV	89448
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (307) 201-1903

3415 N. Pines Way, Suite 204

Wilson, WY 83014

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

As of August 11, 2023, there were 34,092,954 shares of the Company’s Class A common stock and 11,364,318 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VI

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VI

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$163,000	$732,000
Prepaid expenses	176,000	367,000
Total current assets	339,000	1,099,000

Non-current asset – Cash and investments held in Trust Account	350,526,000	344,463,000
Total assets	$350,865,000	$345,562,000

LIABILITIES CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$99,000	$4,000
Accrued liabilities	1,878,000	59,000
Working capital loans – related party	200,000	-
Deferred compensation – related parties	813,000	570,000
Franchise and income taxes payable	39,000	65,000
Total current liabilities	3,029,000	698,000
Other liabilities -
Derivative warrant liabilities	1,672,000	1,858,000
Deferred underwriting compensation	11,933,000	11,933,000
Total liabilities	16,634,000	14,489,000
Commitments and contingencies
Class A common stock subject to possible redemption; 34,092,954 shares (at $10.28 and $10.10, per share at June 30, 2023 and December 31, 2022, respectively)	350,487,000	344,398,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at June 30, 2023 and December 31, 2022	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; no shares issued or outstanding at June 30, 2023 and December 31, 2022	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 11,364,318 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,000	1,000
Additional paid-in capital	-	-
Accumulated deficit	(16,257,000)	(13,326,000)
Total stockholders’ deficit	(16,256,000)	(13,325,000)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$350,865,000	$345,562,000

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
General and administrative expenses	$2,173,000	$586,000	$3,217,000	$1,156,000
Loss from operations	(2,173,000)	(586,000)	(3,217,000)	(1,156,000)
Other income:
Interest income earned on Trust Account	4,144,000	388,000	7,798,000	412,000
Change in fair value of derivative warrant liabilities	1,300,000	4,087,000	186,000	10,775,000
Income before provision for income tax	3,271,000	3,889,000	4,767,000	10,031,000
Provision for income tax	(840,000)	(20,000)	(1,610,000)	(20,000)
Net income	$2,431,000	$3,869,000	$3,157,000	$10,011,000

Weighted average shares of Class A common stock outstanding - basic and diluted	34,093,000	34,093,000	34,093,000	34,093,000
Net income per share of Class A common stock – basic and diluted	$0.05	$0.09	$0.07	$0.22

Weighted average shares of Class B common stock outstanding – basic and diluted	11,364,000	11,364,000	11,364,000	11,364,000
Net income per share of Class B common stock – Basic and diluted	$0.05	$0.09	$0.07	$0.22

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended June 30, 2023:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, March 31, 2023 (unaudited)	-	$-	11,364,318	$1,000	$-	$(15,433,000)	$(15,432,000)
Accretion of Class A common stock subject to redemption	-	-	-	-	-	(3,255,000)	(3,255,000)
Net income	-	-	-	-	-	2,431,000	2,431,000
Balances, June 30, 2023 (unaudited)	-	$-	11,364,318	$1,000	$-	$(16,257,000)	$(16,256,000)

For the six months ended June 30, 2023:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2022	-	$-	11,364,318	$1,000	$-	$(13,326,000)	$(13,325,000)
Accretion of Class A common stock subject to redemption	-	-	-	-	-	(6,088,000)	(6,088,000)
Net income	-	-	-	-	-	3,157,000	3,157,000
Balances, June 30, 2022 (unaudited)	-	$-	11,364,318	$1,000	$-	$(16,257,000)	$(16,256,000)

For the three months ended June 30, 2022:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, March 31, 2022 (unaudited)	-	$-	11,364,318	$1,000	$-	$(19,020,000)	$(19,019,000)
Net income	-	-	-	-	-	3,869,000	3,869,000
Balances, June 30, 2022 (unaudited)	-	$-	11,364,318	$1,000	$-	$(15,151,000)	$(15,150,000)

For the six months ended June 30, 2022:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2021	-	$-	11,364,318	$1,000	$-	$(25,162,000)	$(25,161,000)
Net income	-	-	-	-	-	10,011,000	10,011,000
Balances, June 30, 2022 (unaudited)	-	$-	11,364,318	$1,000	$-	$(15,151,000)	$(15,150,000)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash flows from operating activities:
Net income	$3,157,000	$10,011,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in the Trust Account	(7,798,000)	(412,000)
Change in fair value of derivative liabilities	(186,000)	(10,775,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	191,000	197,000
Increase in accounts payable	95,000	1,000
Increase in accrued liabilities	1,819,000	-
Increase in deferred compensation – related parties	243,000	243,000
(Decrease) increase in franchise and income taxes payable	(26,000)	128,000
Net cash used in operating activities	(2,505,000)	(607,000)

Cash flows from investing activities:
Cash withdrawn from Trust Account for taxes	1,736,000	-
Net cash provided by investing activities	1,736,000	-

Cash flows from financing activities:
Cash from issuance of working capital loans	200,000	-
Net cash provided by investing activities	200,000	-

Net decrease in cash	(569,000)	(607,000)
Cash at beginning of period	732,000	1,966,000
Cash at end of period	$163,000	$1,359,000

Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$1,566,000	$-
Offering costs included in accounts payable	$-	$70,000

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

At June 30, 2023, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any shares of Class A common stock issued pursuant to the Public Offering (“public shares”) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Public Offering (i.e., by October 1, 2023), or such later date if stockholders approve an extension of such date, or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Public Offering, or such later date if stockholders approve an extension of such date, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The Company has 24 months from the closing date of the Public Offering, until October 1, 2023, to complete its initial Business Combination unless stockholders approve an extension of such date. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s independent directors (collectively, the “initial stockholders”) have waived their rights to participate in any redemption with respect to their Founder Shares (as defined in Note 4); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 24 months from the closing of the Public Offering, or such later date if stockholders approve an extension of such date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 28, 2023. The interim results for three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any other future periods.

Mandatory Liquidation, Liquidity and Going Concern:

The Company has approximately $163,000 in cash and approximately $2,690,000 of negative working capital (including approximately $813,000 of deferred compensation that is not payable until the closing of a Business Combination) at June 30, 2023. Further, if the Company cannot complete a Business Combination before October 1, 2023, or such later date if stockholders approve an extension of such date, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. The Company’s plan to deal with this uncertainty is to receive working capital loans from its Sponsor to the extent necessary and available, complete a Business Combination prior to October 1, 2023, or such later date if stockholders approve an extension of such date, and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to defer payments and continue to receive loans, if available, from its Sponsor will be successful or successful within the required timeframe. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following table reflects the net income per share after allocating income between the shares based on outstanding shares:

	Three months ended June 30, 2023		Three months ended June 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share of common stock:
Allocation of income – basic and diluted	$1,823,000	$608,000	$2,902,000	$967,000
Denominator:
Basic and diluted weighted average shares of common stock:	34,093,000	11,364,000	34,093,000	11,364,000

Basic and diluted net income per share of common stock	$0.05	$0.05	$0.09	$0.09

	Six months ended June 30, 2023		Six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share of common stock:
Allocation of income – basic and diluted	$2,368,000	$789,000	$7,508,000	$2,503,000
Denominator:
Basic and diluted weighted average shares of common stock:	34,093,000	11,364,000	34,093,000	11,364,000

Basic and diluted net income per share of common stock	$0.07	$0.07	$0.22	$0.22

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at June 30, 2023 or December 31, 2022.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of June 30, 2023 and December 31, 2022, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered either start-up or business combination costs and are not currently deductible. Further, warrant costs and income from change in fair value of derivative warrant liabilities may not be deductible or includible in taxable income. During the three months ended June 30, 2023 and 2022, the Company recorded income tax expense of approximately $840,000 and $20,000, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded income tax expense of approximately $1,610,000 and $20,000, respectively. This occurs because, in 2023, there is substantial taxable interest income earned on the Trust Account, which was partially offset by deductible franchise taxes, so there was income for tax purposes. In 2022, interest income earned was fully offset by deductible franchise taxes so there was no taxable income. The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was approximately 26% and 1%, respectively, and the Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was approximately 34% and 0% The effective tax rates differ from the expected income tax rate primarily due to substantial non-deductible income from warrant fair value adjustments, offset partially by the start-up costs (discussed above) which are not currently deductible and business combination costs which may not be deductible or taxable. At June 30, 2023 and December 31, 2022, the Company has a gross deferred tax asset of approximately $1,150,000 and $500,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 or December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all shares of Class A common stock are redeemable and classified as such on the Company’s balance sheet until such time as a redemption event takes place. At June 30, 2023, the value of Class A common stock that may be redeemed is equal to approximately $10.28 per share (which is the assumed redemption price) multiplied by 34,092,954 shares of Class A common stock.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2023 and December 31, 2022, all of the 34,092,954 public shares were classified outside of permanent equity. Class A common stock subject to redemption consist of:

Gross proceeds of Public Offering	$340,930,000
Less: Proceeds allocated to Public Warrants	(11,935,000)
Offering costs	(19,018,000)
Plus: Accretion of carrying value to redemption value in 2021	30,953,000
Subtotal at date of Public Offering and December 31, 2021	340,930,000
Plus: Accretion of carrying value to redemption value in 2022	3,468,000
Subtotal at December 31, 2022	344,398,000
Plus: Accretion of carrying value to redemption value in 2023	6,089,000
Shares of Class A common stock subject to redemption at June 30, 2023	$350,487,000

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

Subsequent Events:

Management has evaluated subsequent events and transactions occurring after June 30, 2023 (the unaudited condensed balance sheet date), up to the date of the unaudited condensed financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the unaudited condensed financial statements have been recognized or disclosed.

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

If the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.50 per warrant, at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. In June 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Warrants at the option of the lender as described above. The Company has determined that the value of the conversion feature is immaterial at June 30, 2023 and therefore the loan has been recorded at par value. As of June 30, 2023 and December 31, 2022, there was $200,000 and $0 were outstanding under the working capital loan.

Administrative Support Agreement and Payments to Certain Officers

The Company has agreed to pay $15,000 per month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on September 29, 2021, the date the Company’s securities were first listed on the Nasdaq Global Market, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Charges to operations under the agreement for the three months ended June 30, 2023 and 2022 were $45,000 and $45,000, respectively, and there was no amount payable at June 30, 2023 or December 31, 2022.

Also, commencing on September 29, 2021, the Company began to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. In addition, in January 2022, the Company began to compensate a Vice President $25,000 per month, $12,500 of which is payable upon the completion of the Company’s initial Business Combination and $12,500 of which is payable currently for his services. An aggregate of approximately $249,000 (approximately $122,000 of which is deferred) was charged to operations for each of the three months ended June 30, 2023 and 2022, and approximately $498,000 (approximately $244,000 of which is deferred) was charged to operations for each of the six months ended June 30, 2023 and 2022. Total Deferred compensation - related parties includes approximately $813,000 and $570,000, respectively, under this obligation at June 30, 2023 and December 31, 2022, respectively.

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

At June 30, 2023 and December 31, 2022, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value. During the three and six months ended June 30, 2023, the Company withdrew approximately $1,686,000 and $1,736,000, respectively, to fund the payment of income and franchise taxes.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at June 30, 2023 or December 31, 2022.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2023 and December 31, 2022 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at June 30, 2023	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$350,526,000

Description at December 31, 2022	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$344,463,000

NOTE 6 - WARRANT LIABILITIES

At June 30, 2023 and December 31, 2022, the Company has 18,576,712 Warrants outstanding, including 11,364,318 Public Warrants and 7,212,394 Private Placement Warrants. The Company is required to record the Warrants at fair value at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations.

The following tables present information about the Company’s Warrant liabilities that are measured at fair value on a recurring basis at June 30, 2023 (unaudited) and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,023,000	$1,023,000	$-	$-
Private Placement Warrants	649,000	-	649,000	-
Derivative warrant liabilities at June 30, 2023	$1,672,000	$1,023,000	$649,000	$-

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,137,000	$1,137,000	$-	$-
Private Placement Warrants	721,000	-	721,000	-
Derivative warrant liabilities at December 31, 2022	$1,858,000	$1,137,000	$721,000	$-

There were no transfers between levels during the three and six months ended June 30, 2023.

At June 30, 2023 and December 31, 2022, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market ($0.09 and $0.10 per warrant on June 30, 2023 and December 31, 2022, respectively). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs - Level 2).

The derivative warrant liabilities are not subject to qualified hedge accounting.

Public Warrants

At June 30, 2023 and December 31, 2022, there were 11,364,318 Public Warrants outstanding. Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock. Under the terms of the warrant agreement, the Company has agreed to use its reasonable best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants have been or will be issued upon separation of the Units and only whole Warrants trade. Each Warrant will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

In no event will the Company be required to net cash settle any Warrant. If the Company is unable to complete a Business Combination within the 24-month period to complete the Business Combination (i.e. by October 1, 2023), or such later date if stockholders approve and extension of such date, and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

Private Placement Warrants

See Note 4 for information about the Company’s outstanding Private Placement Warrants to purchase 7,212,394 shares of Class A common stock.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share. Upon completion of the Company’s initial Business Combination, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock in connection with the initial Business Combination. In March 2021 and December 31, 2021, the Company effected a stock dividend of 0.33333333 of Founder Share for each outstanding Founder Share, and the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share in September 2021, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 shares of Class B common stock (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). At June 30, 2023 and December 31, 2022, all 34,092,954 shares of Class A common stock issued and outstanding as of such date are reflected as common stock subject to redemption. Because the underwriters’ exercised their over-allotment in part, 135,682 shares of Class B common stock were forfeited by the Sponsor leaving 11,364,318 shares of Class B common stock outstanding at June 30, 2023 and December 31, 2022.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

As of June 30, 2023, we had cash of approximately $163,000 and negative working capital of approximately $2,690,000. Further, we have begun to, and expect to continue to, incur significant costs in the pursuit of an initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for and consummate our initial public offering and, subsequent to completion of our initial public offering on October 1, 2021, identifying and completing a suitable initial Business Combination. Following our initial public offering, we do not and will not generate any operating revenues until after completion of our initial Business Combination, if at all. We currently generate non-operating income in the form of interest income on cash and investments after our initial public offering. Since our initial public offering, we have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for professional and consulting fees and travel associated with evaluating various initial Business Combination candidates, as well as costs in connection with negotiating and executing a definitive agreement and related agreements and proxy materials. Our expenses have increased, and will likely continue to increase, substantially since the closing of our initial public offering on October 1, 2021.

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

General and administrative expenses - For the three and six months ended June 30, 2023, we had a loss from operations of approximately $2,173,000 and $3,217,000, respectively, consisting primarily of costs for being a public company of approximately $181,000 and $333,000, respectively, compensation of approximately $249,000 and $498,000, respectively (approximately $122,000 and $144,000 of which is deferred), approximately $50,000 and $100,000, respectively, of franchise taxes, approximately $45,000 and $90,000, respectively, of administrative fees to our Sponsor, and approximately $1,650,000 and $2,161,000, respectively, of costs associated with searching for a suitable business combination and other costs.

For the three and six months ended June 30, 2022 our loss from operations was approximately $586,000 and $1,156,000, respectively, consisting primarily of costs for being a public company of approximately $196,000 and $360,000, respectively, compensation of approximately $249,000 and $498,000, respectively, (approximately $122,000 and $244,000, respectively, of which is deferred), approximately $62,000 and $112,000, respectively, of franchise taxes, approximately $45,000 and $90,000, respectively, of administrative fees to our Sponsor, and approximately $33,000 and $68,000, respectively, of costs associated with searching for a suitable business combination and other costs.

Other income (expense) - In addition to operating costs, for the three and six months ended June 30, 2023, we had other income of approximately $3,271,000 and $4,767,000, respectively, representing the decrease in fair value of our warrant liability during the period of $1,300,000 and $186,000, respectively, and interest income of approximately $4,144,000 and 7,798,000, respectively, on our investments in the Trust Account.

For the three and six months ended June 30, 2022, we had other income of approximately $4,087,000 and $10,775,000, respectively, representing the decrease in fair value of our warrant liability during the period and interest income on our investments in the Trust Account of approximately $388,000 and $412,000, respectively.

The change in the interest income is the result of market conditions which result in significantly increased interest rates beginning in 2022 and continuing in 2023.

Provision for income taxes – The provision for income taxes in the three and six months ended June 30, 2023, $840,000 and $1,610,000, respectively, results from the significant increase in taxable interest income. Since the Company’s operating expenses are considered non-deductible start-up costs or business combination expenses, they are not deductible for income tax purposes. The provision for income tax in the three and six months ended June 30, 2022 was approximately $20,000 in each period and resulted from lower interest income than in 2023 offset by deductible franchise taxes.

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

In June 2023, the Sponsor loaned $200,000 to the Company, as described below.

Mandatory Liquidation, Liquidity and Going Concern - As indicated in the accompanying financial statements, at June 30, 2023, the Company has approximately $163,000 in cash and approximately $2,690,000 of negative working capital (including approximately $813,000 of deferred compensation that is not payable until the closing of a Business Combination). Further, if the Company cannot complete a Business Combination before October 1, 2023, or such later date if stockholders approve an extension of such date, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with these uncertainties is to receive working capital loans from its Sponsor to the extent necessary and available, complete a Business Combination prior to October 1, 2023, or such later date if stockholders approve an extension of such date and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to defer payments and continue to receive loans, if available, from its Sponsor will be successful or successful within the required timeframe. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful.

Our Sponsor, an affiliate of our Sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants issued to our Sponsor, our direct anchor investors and our other anchor investors. The terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. In June 30, 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Warrants at the option of the lender as described above. The Company has determined that the fair value of the conversion feature is immaterial and therefore the loan has been recorded at par value. As of June 30, 2023 and December 31, 2022, there was $200,000 and $0 were outstanding under the working capital loan.

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

Off-balance sheet financing arrangements

As of June 30, 2023, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At June 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

In June 30, 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Warrants at the option of the lender as described in Liquidity and Capital Resources above.

Also, commencing on September 29, 2021, the date our securities were first listed on the Nasdaq Global Market, we have agreed to compensate each of our President and Chief Operating Officer as well as our Chief Financial Officer $29,000 per month prior to the consummation of our initial Business Combination, of which $14,000 per month is payable upon the completion of our initial Business Combination and $15,000 per month is payable currently for their services. Since January 1, 2022, we have been compensating a Vice President at the rate of $25,000 per month, $12,500 of which is paid currently for his services and $12,500 of which is payable upon the closing of our initial Business Combination. An aggregate of approximately $249,000 was charged for operations for the three months ended June 30, 2023. Deferred compensation – related parties includes approximately $813,000 under this obligation for the period from September 29, 2021 to June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HENNESSY CAPITAL INVESTMENT CORP. VI

Dated: August 11, 2023	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2023	/s/ Nicholas A. Petruska
	Name:	Nicholas A. Petruska
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)