Form 10-Q
period 2023-09-30
Hennessy Capital Investment Corp. VI
filed 2023-11-14
CIK 1842937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Registrant’s telephone number, including area code: (775) 339 1671

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

As of November 14, 2023, there were 25,797,765 shares of the Company’s Class A common stock and 11,364,318 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VI

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VI

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$3,000	$732,000
Prepaid expenses	46,000	367,000
Investments held in Trust Account for redeeming stockholders	86,171,000	-
Total current assets	86,220,000	1,099,000

Non-current asset – investments held in Trust Account	268,865,000	344,463,000
Total assets	$355,085,000	$345,562,000

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Redemptions payable to Class A common stockholders	$86,171,000	$-
Accounts payable	189,000	4,000
Accrued liabilities	2,275,000	59,000
Working capital loans – related party	200,000	-
Deferred compensation – related parties	920,000	570,000
Excise tax payable	861,000	-
Franchise and income taxes payable	1,034,000	65,000
Total current liabilities	91,650,000	698,000
Other liabilities:
Derivative warrant liabilities	2,229,000	1,858,000
Deferred underwriting compensation	5,608,000	11,933,000
Total liabilities	99,487,000	14,489,000
Commitments and contingencies
Class A common stock subject to possible redemption; 25,797,765 and 34,092,954 shares at $10.38 and $10.10 per share at September 30, 2023 and December 31, 2022, respectively	267,833,000	344,398,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at September 30, 2023 and December 31, 2022	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; no non-redeemable shares issued or outstanding at September 30, 2023 and December 31, 2022	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 11,364,318 shares issued and outstanding at September 30, 2023 and December 31, 2022	1,000	1,000
Additional paid-in capital	1,825,000	-
Accumulated deficit	(14,061,000)	(13,326,000)
Total stockholders’ deficit	(12,235,000)	(13,325,000)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$355,085,000	$345,562,000

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
General and administrative expenses	$935,000	$580,000	$4,153,000	$1,736,000
Estimated fair value of Founder Shares provided in Non-Redemption Agreements	1,825,000	-	1,825,000	-
Loss from operations	(2,760,000)	(580,000)	(5,978,000)	(1,736,000)
Other income (expense):
Interest income earned on Trust Account	4,510,000	1,496,000	12,309,000	1,908,000
Change in fair value of derivative warrant liabilities	(557,000)	2,043,000	(371,000)	12,818,000
Income before provision for income tax	1,193,000	2,959,000	5,960,000	12,990,000
Provision for income tax	(943,000)	(300,000)	(2,553,000)	(320,000)
Net income	$250,000	$2,659,000	$3,407,000	$12,670,000

Weighted average shares of Class A common stock outstanding - basic and diluted	33,911,000	34,093,000	34,032,000	34,093,000
Net income per share of Class A common stock – basic and diluted	$0.01	$0.06	$0.08	$0.28

Weighted average shares of Class B common stock outstanding – basic and diluted	11,364,000	11,364,000	11,364,000	11,364,000
Net income per share of Class B common stock – basic and diluted	$0.01	$0.06	$0.08	$0.28

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended September 30, 2023:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, June 30, 2023 (unaudited)	-	$-	11,364,318	$1,000	$-	$(16,257,000)	$(16,256,000)
Accretion of Class A common stock subject to redemption	-	-	-	-	-	2,807,000	2,807,000
Estimated fair value of deemed contribution Founders Shares	-	-	-	-	1,825,000	-	1,825,000
Excise tax payable on redemptions	-	-	-	-	-	(861,000)	(861,000)
Net income	-	-	-	-	-	250,000	250,000
Balances, September 30, 2023 (unaudited)	-	$-	11,364,318	$1,000	$1,825,000	$(14,061,000)	$(12,235,000)

For the nine months ended September 30, 2023:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2022	-	$-	11,364,318	$1,000	$-	$(13,326,000)	$(13,325,000)
Accretion of Class A common stock subject to redemption	-	-	-	-	-	(3,281,000)	(3,281,000)
Estimated fair value of deemed contribution Founders Shares	-	-	-	-	1,825,000	-	1,825,000
Excise tax payable on redemptions	-	-	-	-	-	(861,000)	(861,000)
Net income	-	-	-	-	-	3,407,000	3,407,000
Balances, September 30, 2023 (unaudited)	-	$-	11,364,318	$1,000	$1,825,000	$(14,061,000)	$(12,235,000)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT, continued

For the three months ended September 30, 2022:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, June 30, 2022 (unaudited)	-	$-	11,364,318	$1,000	$-	$(15,151,000)	$(15,150,000)
Accretion of Class A common stock subject to redemption	-	-	-	-	-	(1,241,000)	(1,241,000)
Net income	-	-	-	-	-	2,659,000	2,659,000
Balances, September 30, 2022 (unaudited)	-	$-	11,364,318	$1,000	$-	$(13,733,000)	$(13,732,000)

For the nine months ended September 30, 2022:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2021	-	$-	11,364,318	$1,000	$-	$(25,162,000)	$(25,161,000)
Accretion of Class A common stock subject to redemption	-	-	-	-	-	(1,241,000)	(1,241,000)
Net income	-	-	-	-	-	12,670,000	12,670,000
Balances, September 30, 2022 (unaudited)	-	$-	11,364,318	$1,000	$-	$(13,733,000)	$(13,732,000)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash flows from operating activities:
Net income	$3,407,000	$12,670,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in the Trust Account	(12,309,000)	(1,908,000)
Estimated fair value of Founders Shares provided in Non-Redemption Agreements	1,825,000	-
Change in fair value of derivative liabilities	371,000	(12,818,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	321,000	328,000
Increase (decrease) in accounts payable	185,000	(29,000)
Increase in accrued liabilities	2,188,000	26,000
Increase in deferred compensation – related parties	378,000	365,000
Increase in franchise and income taxes payable	970,000	195,000
Net cash used in operating activities	(2,664,000)	(1,171,000)

Cash flows from investing activities:
Cash withdrawn from Trust Account for taxes	1,735,000	278,000
Net cash provided by investing activities	1,735,000	278,000

Cash flows from financing activities:
Cash from issuance of working capital loans	200,000	-
Net cash provided by financing activities	200,000	-

Net decrease in cash	(729,000)	(893,000)
Cash at beginning of period	732,000	1,966,000
Cash at end of period	$3,000	$1,073,000

Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$1,566,000	$-
Offering costs included in accounts payable	$-	$70,000

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

At September 30, 2023, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners VI LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $340,930,000 Public Offering (Note 3) and a $10,819,000 private placement of warrants (the “Private Placement Warrants”) to our Sponsor, our Direct Anchor Investors (as defined below) and Other Anchor Investors (as defined below) (“Private Placement”) (Note 4). Upon the closing of the Public Offering and the Private Placement (including the underwriters’ over-allotment option exercise), $340,930,000 was deposited in a trust account (the “Trust Account”).

The Trust Account:

The funds in the Trust Account have been held in an interest-bearing demand deposit account or invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

Extension of Time to Complete Business Combination, Related Redemptions of Shares of Class A Common Stock and Related Excise Tax, Including Subsequent Event:

At a special meeting of stockholders held on September 29, 2023 (the “Extension Meeting”), the Company’s stockholders approved the proposal (the “Extension Amendment”) to amend and restate the Company’s certificate of incorporation to extend the date by which the Company must (i) consummate an initial Business Combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Public Offering from October 1, 2023 to January 10, 2024 (or such earlier date as determined by the board of directors of the Company, the “Extended Date”). The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any shares of Class A common stock issued pursuant to the Public Offering (“public shares”) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination by the Extended Date, or such later date if stockholders approve an extension of such date, or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination prior to the Extended Date, or such later date if stockholders approve an extension of such date, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public stockholders.

On September 29, 2023, in connection with the Extension Meeting, stockholders holding 8,295,189 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, and subsequent to September 30, 2023 on October 12, 2023, the Company redeemed 8,295,189 shares of Class A common stock for approximately $86,171,000, or approximately $10.39 per share. Accordingly, approximately $86,171,000 of the amount in the Trust Account has been transferred to current assets, the corresponding redemption obligation has been recorded as a current liability, and the related shares have been removed from the calculation of net income (loss) per share.

Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has recorded a liability of 1% of the amount of the redemptions, approximately $861,000, as of September 30, 2023. This liability is recorded as a reduction to accumulated deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account was initially $10.00 per public share of Class A common stock ($340,930,000 held in the Trust Account divided by 34,092,954 public shares).

The Company has until the Extended Date, January 10, 2024, to complete its initial Business Combination unless stockholders approve an extension of such date. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s independent directors (collectively, the “initial stockholders”) have waived their rights to participate in any redemption with respect to their Founder Shares (as defined in Note 4); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination by the Extended Date, or such later date if stockholders approve an extension of such date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 28, 2023. The interim results for three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any other future periods.

Mandatory Liquidation, Liquidity and Going Concern:

The Company has approximately $3,000 in cash and approximately $4,396,000 of negative working capital (excluding approximately $1,034,000 of taxes payable that will be paid from interest income earned on assets held in the Trust Account) at September 30, 2023. Further, if the Company cannot complete a Business Combination before the Extended Date, January 10, 2024, or such later date if stockholders approve an extension of such date, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. The Company’s plan to deal with this uncertainty is to receive working capital loans from its Sponsor and another investor to the extent necessary and available, as discussed further in Note 9 – Subsequent Events, complete a Business Combination prior to the Extended Date, or such later date if stockholders approve an extension of such date and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to defer payments and continue to receive loans, if available, from its Sponsor will be successful or successful within the required timeframe. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following tables reflect the net income per share after allocating income between the shares based on outstanding shares:

	Three months ended September 30, 2023		Three months ended September 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share of common stock:
Allocation of income – basic and diluted	$187,000	$63,000	$1,994,000	$665,000
Denominator:
Basic and diluted weighted average shares of common stock:	33,911,000	11,364,000	34,093,000	11,364,000

Basic and diluted net income per share of common stock	$0.01	$0.01	$0.06	$0.06

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share of common stock:
Allocation of income – basic and diluted	$2,553,000	$853,000	$9,503,000	$3,167,000
Denominator:
Basic and diluted weighted average shares of common stock:	34,032,000	11,364,000	34,093,000	11,364,000

Basic and diluted net income per share of common stock	$0.08	$0.08	$0.28	$0.28

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at September 30, 2023 or December 31, 2022.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of September 30, 2023 and December 31, 2022, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered either start-up or business combination costs and are not currently deductible. Further, warrant costs and income from change in fair value of derivative warrant liabilities may not be deductible or includible in taxable income. During the three months ended September 30, 2023 and 2022, the Company recorded income tax expense of approximately $943,000 and $300,000, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded income tax expense of approximately $2,553,000 and $320,000, respectively. This occurs because, in 2023, there is substantial taxable interest income earned on the Trust Account, which was partially offset by deductible franchise taxes, so there was income for tax purposes. In 2022, with lower interest rates than in 2023, interest income earned on the Trust Account was less and was partially offset by deductible franchise taxes, so there was lower taxable income and resulting lower taxes. The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was approximately 79% and 10%, respectively, and the Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 was approximately 48% and 2% The effective tax rates differ from the expected income tax rate primarily due to substantial non-deductible income from warrant fair value adjustments, offset partially by the start-up costs (discussed above) which are not currently deductible and business combination costs which may not be deductible or taxable. At September 30, 2023 and December 31, 2022, the Company has a gross deferred tax asset of approximately $1,350,000 and $500,000, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 or December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all shares of Class A common stock are redeemable and classified as such on the Company’s balance sheet until such time as a redemption event takes place. At September 30, 2023, the value of Class A common stock that may be redeemed is equal to approximately $10.38 per share (which is the assumed redemption price) multiplied by 25,797,765 shares of Class A common stock (after deducting the 8,295,189 shares redeemed by stockholders on September 29, 2023).

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to accumulated deficit. Accordingly, at September 30, 2023 and December 31, 2022, all of the 25,797,765 and 34,092,954 public shares, respectively, were classified outside of permanent equity. Class A common stock subject to redemption consist of:

	Dollars	Shares
Gross proceeds of Public Offering	$340,930,000	34,092,954
Less: Proceeds allocated to Public Warrants	(11,935,000)	-
Offering costs	(19,018,000)	-
Plus: Accretion of carrying value to redemption value in 2021	30,953,000	-
Subtotal at date of Public Offering and December 31, 2021	340,930,000	34,092,954
Plus: Accretion of carrying value to redemption value in 2022	3,468,000	-
Subtotal at December 31, 2022	344,398,000	34,092,954
Less: Redemptions at September 29, 2023	(86,171,000)	(8,295,189)
Plus: Forgiveness of deferred underwriting compensation	6,325,000	-
Plus: Accretion of carrying value to redemption value in 2023	3,281,000	-
Shares of Class A common stock subject to redemption at September 30, 2023	$267,833,000	25,797,765

Subsequent to September 30, 2023, approximately $86,171,000 was removed from the Trust Account to fund redemptions of 8,295,189 shares of Class A common stock that stockholders of the Company elected to redeem in connection with the Extension Meeting as described further in Note 1. As such, approximately $86,171,000 of the amount in the Trust Account has been transferred to current assets, the corresponding redemption obligation has been recorded as a current liability.

Derivative Warrant Liabilities:

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations. Costs associated with issuing the Warrants accounted for as liabilities are charged to operations when the Warrants are issued. The fair value of the Warrants as described below in Note 6, is based upon or derived from the trading price of our warrants issued initially as part of the units offered in our initial public offering (the “Public Warrants”) but now trade separately in an active, open market.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Subsequent Events:

Management has evaluated subsequent events and transactions occurring after September 30, 2023 (the unaudited condensed balance sheet date), up to the date of the unaudited condensed financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the unaudited condensed financial statements have been recognized or disclosed. See Notes 1, 2, 3, 7 and 9.

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

The Company paid an underwriting discount of 2.0% of the per Unit price to the underwriters at the closing of the Public Offering and over-allotment option exercise (an aggregate of approximately $6,819,000), with an additional fee (the “Deferred Discount”) of 3.5% (an aggregate of approximately $11,933,000) of the gross offering proceeds payable upon the consummation of the initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination. During the three months ended September 30, 2023, underwriters representing approximately $6,325,000 of deferred underwriting compensation agreed to waive their right to such compensation. As such, this amount was credited to Class A common stock subject to possible redemption. Subsequent to September 30, 2023, in October 2023, an underwriter representing the remaining approximately $5,608,000 of deferred underwriting compensation agreed to waive their right to this fee and that amount was credited to Class A common stock subject to possible redemption in October 2023.

The Company intends to finance a Business Combination with proceeds of approximately $340,930,000 (before redemptions in September 2023) from the Public Offering and $10,819,000 from the private placement (Note 4), net of expenses of the offering and amounts allocated to working capital. Upon the closing of the Public Offering, the over-allotment option and the Private Placement, approximately $340,930,000 was deposited in the Trust Account.

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

As indicated in Notes 1 and 2, in connection with the Extension Amendment, holders of 8,295,189 shares of Class A common stock elected to redeem their shares. As such, subsequent to September 30, 2023, in October 2023, approximately $86,171,000 was removed from the Trust Account to pay such redemptions.

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

Private Placement Warrants

Simultaneously with the closing of the Public Offering on October 1, 2021 and the partial exercise of the underwriters’ over-allotment option on October 21, 2021, the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc., Arena Capital Advisors, LLC, for and on behalf of the funds and accounts it manages, D. E. Shaw Valence Investments (Cayman) Limited and D. E. Shaw Valence Portfolios, L.L.C., certain funds managed by affiliates of Apollo Global Management, Inc., certain funds managed by Highbridge Capital Management, LLC and Antara Capital Total Return SPAC Master Fund LP (collectively, the “Direct Anchor Investors”), and four other unaffiliated qualified institutional buyers or institutional accredited investors, on behalf of one or more funds that they advise or manage (collectively, the “Other Anchor Investors”), purchased from the Company in a private placement an aggregate of 7,212,394 Warrants at a price of $1.50 per warrant (an aggregate purchase price of approximately $10,819,000). The Sponsor purchased 2,359,217 Private Placement Warrants and the Direct Anchor Investors and Other Anchor Investors purchased an aggregate of 4,853,177 Private Placement Warrants. Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering and deposited in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants are identical to the Warrants included in the Units sold as part of the Units in the Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor, the Direct Anchor Investors, the Other Anchor Investors or their respective permitted transferees, (i) will not be redeemable by the Company (except if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), in which case the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Warrants), (ii) may not (including the shares of Class A common stock issuable upon the exercise of such Private Placement Warrants), subject to certain limited exceptions as described in the Registration Statement, be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised on a cashless basis and (iv) the holders thereof (including with respect to the shares of Class A common stock issuable upon exercise of such Private Placement Warrants) are entitled to registration rights. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions.

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

If the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.50 per warrant, at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. In June 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Warrants at the option of the lender as described above. The Company has determined that the value of the conversion feature is immaterial at September 30, 2023 and therefore the loan has been recorded at par value. As of September 30, 2023 and December 31, 2022, there was $200,000 and $0 outstanding under the working capital loan.

See also Note 9 – Subsequent Events regarding the Subscription Agreement (defined in Note 9) entered into subsequent to September 30, 2023 in October 2023.

Administrative Support Agreement and Payments to Certain Officers

The Company has agreed to pay $15,000 per month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on September 29, 2021, the date the Company’s securities were first listed on the Nasdaq Global Market, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Charges to operations under the agreement for the each of the three and nine months ended September 30, 2023 and 2022 were $45,000 and $135,000, respectively, and there was no amount payable at September 30, 2023 or December 31, 2022.

Also, commencing on September 29, 2021, the Company began to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. In addition, in January 2022, the Company began to compensate a Vice President $25,000 per month, $12,500 of which is payable upon the completion of the Company’s initial Business Combination and $12,500 of which is payable currently for his services. An aggregate of approximately $220,000 and $249,000, respectively, (approximately $107,000 and $122,000, respectively, of which is deferred) was charged to operations for the three months ended September 30, 2023 and 2022. An aggregate of approximately $718,000 and $747,000, respectively, (approximately $351,000 and $365,000, respectively, of which is deferred) was charged to operations for the nine months ended September 30, 2023 and 2022. Total Deferred compensation - related parties includes approximately $920,000 and $570,000, respectively, under this obligation at September 30, 2023 and December 31, 2022, respectively.

During September 2023, payments under the agreements to the Company’s Chief Operating Officer ceased in connection with his resignation as an officer (but not as a director) of the Company. Also, during September, an affiliate of the Sponsor paid, on behalf of the Company, the September cash compensation to the other individuals. Such amount, approximately $27,000 was charged to operations, is included in accrued liabilities at September 30, 2023 and was repaid in November 2023.

NOTE 5 - TRUST ACCOUNT AND FAIR VALUE MEASUREMENT OF TRUST ACCOUNT

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

At September 30, 2023 and December 31, 2022, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value. During the three and nine months ended September 30, 2023, the Company withdrew approximately $0 and $1,735,000, respectively, to fund the payment of income and franchise taxes.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at September 30, 2023 or December 31, 2022.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. At September 30, 2023, the Trust Account includes approximately $86,171,000 that is attributable to redeeming stockholders, as discussed below, and such amount is presented separately on the unaudited condensed balance sheet. Since all of the Company’s permitted investments at September 30, 2023 and December 31, 2022 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at September 30, 2023	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds held for redeeming stockholders	$86,171,000
Money market funds	268,865,000
Money market funds	$355,036,000

Description at December 31, 2022	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$344,463,000

Subsequent to September 30, 2023, approximately $86,171,000 was removed from the Trust Account to fund redemptions of 8,295,189 shares of Class A common stock that stockholders of the Company elected to redeem in connection with the Extension Meeting as described further in Note 1. As such, approximately $86,171,000 of the amount in the Trust Account has been transferred to current assets and the corresponding redemption obligation has been recorded as a current liability. Also subsequent to September 30, 2023, the Company liquidated the balance the money market fund and deposited the funds in the Trust Account into an interest-bearing demand deposit account. Further, the Company withdrew approximately $1,130,000 from the Trust Account, subsequent to September 30, 2023, to fund estimated tax payments.

NOTE 6 - WARRANT LIABILITIES

At September 30, 2023 and December 31, 2022, the Company has 18,576,712 Warrants outstanding, including 11,364,318 Public Warrants and 7,212,394 Private Placement Warrants. The Company is required to record the Warrants at fair value at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations.

The following tables present information about the Company’s Warrant liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,364,000	$1,364,000	$-	$-
Private Placement Warrants	865,000	-	865,000	-
Derivative warrant liabilities at September 30, 2023	$2,229,000	$1,364,000	$865,000	$-

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,137,000	$1,137,000	$-	$-
Private Placement Warrants	721,000	-	721,000	-
Derivative warrant liabilities at December 31, 2022	$1,858,000	$1,137,000	$721,000	$-

There were no transfers between levels during the three and nine months ended September 30, 2023.

At September 30, 2023 and December 31, 2022, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading of the Public Warrants in an active market ($0.12 and $0.10 per warrant on September 30, 2023 and December 31, 2022, respectively). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs - Level 2).

The derivative warrant liabilities are not subject to qualified hedge accounting.

Public Warrants

At September 30, 2023 and December 31, 2022, there were 11,364,318 Public Warrants outstanding. Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock. Under the terms of the warrant agreement, the Company has agreed to use its reasonable best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants have been or will be issued upon separation of the Units and only whole Warrants trade. Each Warrant will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 7 - STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share. Upon completion of the Company’s initial Business Combination, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock in connection with the initial Business Combination. In March 2021 and December 31, 2021, the Company effected a stock dividend of 0.33333333 of Founder Share for each outstanding Founder Share, and the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share in September 2021, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 shares of Class B common stock (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). At September 30, 2023 and December 31, 2022, all 25,797,765 and 34,092,954, respectively, shares of Class A common stock issued and outstanding as of such date are reflected as common stock subject to redemption. Because the underwriters’ exercised their over-allotment in part, 135,682 shares of Class B common stock were forfeited by the Sponsor leaving 11,364,318 shares of Class B common stock outstanding at September 30, 2023 and December 31, 2022.

At the Extension Meeting, the Company’s stockholders approved the proposal Extension Amendment, discussed further in Note 1, to amend and restate the certificate of incorporation in order to extend the date by which the Company must (i) consummate an initial Business Combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the Company’s Class A common stock, from October 1, 2023 to the Extended Date, January 10, 2024. Further, as indicated in Notes 1, 2 and 3, in connection with the Extension Amendment, holders of 8,295,189 shares of Class A common stock elected to exercise their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, subsequent to September 30, 2023, in October 2023, approximately $86,171,000 was removed from the Trust Account to pay such redemptions.

Non-Redemption Agreements

In September 2023, the Company and its Sponsor entered into agreements (“Non-Redemption Agreements”) with twenty-one unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 25,688,054 shares of the Company’s Class A common stock (“Non-Redeemed Shares”) at the Extension Meeting. In exchange for the foregoing commitment not to redeem the Non-Redeemed Shares, the Sponsor has agreed to transfer to such investors an aggregate of 2,568,805 Founder Shares held by the Sponsor, promptly following the closing of the Company’s initial Business Combination if they do not exercise their redemption rights with respect to the Non-Redeemed Shares in connection with the Extension Meeting and that the Extension Amendment proposal is approved and effected by the Company’s filing with the Secretary of the State of Delaware of a Certificate of Amendment to the Charter. The Non-Redemption Agreement increased the amount of funds that remain in the Trust Account following the Extension Meeting. The foregoing summary of the Non-Redemption Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Non-Redemption Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 20, 2023.

The Company has estimated, with the assistance of valuation professionals, the aggregate fair value of 2,568,805 Founder Shares to be transferred pursuant to the Non-Redemption Agreements to be approximately $1.00 per Founder Share. The estimated fair value, approximately $1,825,000, was determined to be a deemed contribution to the capital of the Company from the Sponsor in the condensed statements of stockholders’ deficit in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and a business combination cost in the condensed statement of operations. Pursuant to the Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds in the Trust Account.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties —

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

Excise Tax on Certain Repurchases of Stock (Including Redemptions) By Publicly Traded Domestic Corporations —

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations, among others. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. Any redemption or other repurchase that occurs on or after January 1, 2023, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. The Company has agreed that any such excise taxes shall not be paid from the interest earned on the funds held in the Trust Account.

As discussed in Note 1 and elsewhere, during September 2023, holders of 8,295,189 shares of Class A common Stock elected to redeem their shares in connection with the Extension Meeting. As a result, approximately $86,171,000 was removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations, and has recorded a liability of approximately $861,000 as of September 30, 2023. This liability was recorded as a reduction to accumulated deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.

Other –

See also Note 9 Subsequent Events.

NOTE 9 - SUBSEQUENT EVENTS

Working Capital Subscription Agreement

On October 13, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with Hennessy Capital Group LLC, a Delaware limited liability company (“HCG”), the Sponsor, and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to make a $900,000 cash contribution to the Company (the “Capital Contribution”) to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein. Pursuant to the Subscription Agreement, the Capital Contribution shall be repaid to Polar by the Company upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock of the surviving entity in such initial Business Combination (the “Surviving Entity”) at a rate of one share of Class A common stock of the Surviving Entity (“Common Stock”) for each ten dollars ($10.00) of the Capital Contribution. In consideration of the foregoing Capital Contribution, the Company has agreed to issue, or to cause the Surviving Entity to issue, 0.9 of a share of Common Stock for each dollar ($1.00) of the Capital Contribution funded as of or prior to the Closing. Pursuant to the Subscription Agreement, the Surviving Entity shall use its reasonable best efforts to cause any shares of Common Stock issued to Polar pursuant to the Subscription Agreement to be registered on the first registration statement filed by the Surviving Company following the Closing, which shall be filed no later than 30 days following the Closing and declared effective no later than 90 days following the Closing. Upon certain events of default under the Subscription Agreement or if the Surviving Entity fails to file a registration statement to register the shares of Common stock issued to Polar within 30 days after the Closing and to have such registration statement declared effective within 90 days after the Closing, the Company (or the Surviving Entity, as applicable) shall issue to Polar an additional 0.1 of a share of Common Stock for each dollar of the Capital Contribution funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating an initial business combination, any amounts remaining the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts shall be the sole recourse for Polar. Pursuant to the Subscription Agreement, HCG agreed to purchase from Polar, and Polar agreed to transfer to HCG, (i) 100,000 Private Placement Warrants and (2) 37.5% of Polar’s right under its existing 2021 subscription agreement (entered into in connection with Public Offering) to purchase up to 150,000 Founder Shares from the Sponsor, for an aggregate cash purchase price of $150,000.

Other –

See also Notes 1, 2, 3 and 7 with respect to redemptions of Class A common stock paid subsequent to September 30, 2023.

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

Overview

We are an early-stage blank check company incorporated on January 22, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are actively pursuing discussions with potential business combination partners, and we have not yet entered into a definitive business combination agreement with any specific business combination target. However, our management team has engaged in discussions with potential business combination partners in their capacity as officers of Hennessy Capital Investment Corp. V (“Hennessy V”), and we may pursue potential business combination partners that had previously been in discussions with Hennessy V’s management team. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, each of which entitles the holder to purchase one share of our Class A common stock at $11.50 per share (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

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

As of September 30, 2023, we had cash of approximately $3,000 and negative working capital of approximately $4,569,000. Further, we have begun to, and expect to continue to, incur significant costs in the pursuit of an initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Recent Events

Extension of Time to Complete Business Combination and Related Redemptions of Shares of Class A Common Stock and Related Excise Tax

At a special meeting of stockholders held on September 29, 2023 (the “Extension Meeting”), the Company’s stockholders approved the proposal (the “Extension Amendment”) to amend and restate the Company’s certificate of incorporation to extend the date by which the Company must (i) consummate an initial Business Combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in our initial public offering that was consummated on October 1, 2021, from October 1, 2023 to January 10, 2024 (or such earlier date as determined by the board of directors of the Company, the “Extended Date”). The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any shares of Class A common stock issued pursuant to the our initial public offering (“public shares”) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination by the Extended Date, or such later date if stockholders approve an extension of such date, or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination prior to the Extended Date, or such later date if stockholders approve an extension of such date, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public stockholders.

On September 29, 2023, in connection with the Extension Meeting, stockholders holding 8,295,189 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, and subsequent to September 30, 2023 on October 12, 2023, the Company redeemed 8,295,189 shares of Class A common stock for approximately $86,171,000, or approximately $10.39 per share.

Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has recorded a liability of 1% of the amount of the redemptions, approximately $861,000, as of September 30, 2023. This liability is recorded as a reduction to accumulated deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.

Non-Redemption Agreements

In September 2023, the Company and its Sponsor entered into non-redemption agreements (“Non-Redemption Agreements”) with twenty-one unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 25,688,054 shares of the Company’s Class A common stock (“Non-Redeemed Shares”) at the Extension Meeting. In exchange for the foregoing commitment not to redeem the Non-Redeemed Shares, the Sponsor has agreed to transfer to such investors an aggregate of 2,568,805 Founder Shares held by the Sponsor, promptly following the closing of the Company’s initial Business Combination if they do not exercise their redemption rights with respect to the Non-Redeemed Shares in connection with the Extension Meeting and that the Extension Amendment proposal is approved and effected by the Company’s filing with the Secretary of the State of Delaware of a Certificate of Amendment to the Charter. The Non-Redemption Agreement increased the amount of funds that remain in the Trust Account following the Extension Meeting. The foregoing summary of the Non-Redemption Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Non-Redemption Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 20, 2023.

The Company has estimated, with the assistance of valuation professionals, the aggregate fair value of 2,568,805 Founder Shares to be transferred pursuant to the Non-Redemption Agreements to be approximately $0.71 per Founder Share. The estimated fair value, approximately $1,825,000, was determined to be a deemed contribution to the capital of the Company from the Sponsor in the condensed statements of stockholders’ equity in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and a business combination cost in the condensed statement of operations. Pursuant to the Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds in the Trust Account.

Subscription Agreement –

Subsequent to September 30, 2023, on October 13, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with Hennessy Capital Group LLC, a Delaware limited liability company (“HCG”), the Sponsor, and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to make a $900,000 cash contribution to the Company (the “Capital Contribution”) to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein. Pursuant to the Subscription Agreement, the Capital Contribution shall be repaid to Polar by the Company upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock of the surviving entity in such initial Business Combination (the “Surviving Entity”) at a rate of one share of Class A common stock of the Surviving Entity (“Common Stock”) for each ten dollars ($10.00) of the Capital Contribution. In consideration of the foregoing Capital Contribution, the Company has agreed to issue, or to cause the Surviving Entity to issue, 0.9 of a share of Common Stock for each dollar ($1.00) of the Capital Contribution funded as of or prior to the Closing. Pursuant to the Subscription Agreement, the Surviving Entity shall use its reasonable best efforts to cause any shares of Common Stock issued to Polar pursuant to the Subscription Agreement to be registered on the first registration statement filed by the Surviving Company following the Closing, which shall be filed no later than 30 days following the Closing and declared effective no later than 90 days following the Closing. Upon certain events of default under the Subscription Agreement or if the Surviving Entity fails to file a registration statement to register the shares of Common stock issued to Polar within 30 days after the Closing and to have such registration statement declared effective within 90 days after the Closing, the Company (or the Surviving Entity, as applicable) shall issue to Polar an additional 0.1 of a share of Common Stock for each dollar of the Capital Contribution funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating an initial business combination, any amounts remaining the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts shall be the sole recourse for Polar. Pursuant to the Subscription Agreement, HCG agreed to purchase from Polar, and Polar agreed to transfer to HCG, (i) 100,000 Private Placement Warrants and (2) 37.5% of Polar’s right under its existing 2021 subscription agreement (entered into in connection with our initial public offering) to purchase up to 150,000 Founder Shares from the Sponsor, for an aggregate cash purchase price of $150,000.

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

We account for the Public Warrants and Private Placement Warrants issued in connection with our initial public offering as warrant liabilities and not equity. As a result, we are required to measure the fair value of the Warrants when they are issued and then at the end of each reporting period and to recognize changes in the fair value from the prior period in our operating results for each current period. Such amounts can be material and can be either other income or other expense. We account for all of the Class A common stock issued in our initial public offering as redeemable stock and not permanent equity and so we report negative stockholders’ deficit and expect to continue to do so.

General and administrative expenses — For the three and nine months ended September 30, 2023, we had a loss from operations of approximately $3,505,000 and $4,153,000, respectively, consisting primarily of costs associated with the estimated fair value of Founder Shares provided as compensation to investors for entering into the Non-Redemption Agreements of approximately $1,825,000 in both periods, costs for being a public company of approximately $260,000 and $626,000, respectively (including approximately $75,000 of proxy-related costs in the nine months), compensation of approximately $220,000 and $718,000, respectively (approximately $230,000 and $244,000 of which is deferred), approximately $50,000 and $150,000, respectively, of franchise taxes, approximately $45,000 and $90,000, respectively, of administrative fees to our Sponsor, and approximately $340,000 and $2,405,000, respectively, of costs associated with searching for a suitable business combination and other costs.

For the three and nine months ended September 30, 2022 we had a loss from operations of approximately $351,000 and $1,229,000, respectively, consisting primarily of our costs associated with maintaining our status as a public reporting company as well as approximately $76,000 and $351,000 of consulting and travel costs associated with our search for a business combination partner, approximately $75,000 and $225,000, respectively, in administrative charges from our Sponsor and approximately $50,000 and $125,000, respectively, in franchise taxes. For the three and nine months ended September 30, 2022, the Company had non-operating income from investments in the Trust Account of approximately $885,000 and $1,257,000, respectively.

Other income (expense) — In addition to operating costs, for the three and nine months ended September 30, 2023, we had other income of approximately $3,953,000 and $11,938,000, respectively, representing the increase in fair value of our warrant liability during the period of approximately $(557,000) and ($371,000), respectively, and interest income of approximately $4,510,000 and 12,309,000, respectively, on our investments in the Trust Account.

For the three and nine months ended September 30, 2022, we had other income of approximately $4,439,000 and $14,726,000, respectively, representing the decrease in fair value of our warrant liability during the period and interest income on our investments in the Trust Account of approximately $1,496,000 and $1,908,000, respectively.

The change in the interest income is the result of market conditions which result in significantly increased interest rates beginning in 2022 and continuing in 2023.

Provision for income taxes — The provision for income taxes in the three and nine months ended September 30, 2023, $943,000 and $2,553,000, respectively, results from the significant increase in taxable interest income. Since the Company’s operating expenses are considered non-deductible start-up costs or business combination expenses, they are not deductible for income tax purposes. Further, the change in value of our derivative warrant liabilities does not result in taxable income or expense. The provision for income tax in the three and nine months ended September 30, 2022 was approximately $300,000 and $320,000, respectively, and resulted from lower interest income than in 2023 offset by deductible franchise taxes.

Liquidity and Capital Resources

Our liquidity needs prior to the completion of our initial public offering were satisfied through receipt of $25,000 from the sale of the founder shares and up to $500,000 in loans from our Sponsor under an unsecured promissory note, $195,000 of which was borrowed prior to, and then fully repaid at, the October 1, 2021 closing of our initial public offering. The net proceeds from: (1) the sale of our units in our initial public offering (including the additional units sold on October 21, 2021 pursuant to the partial exercise of the underwriters’ over-allotment option), after deducting offering expenses of approximately $990,000 and underwriting commissions of approximately $6,819,000 (excluding total deferred underwriting commissions of $11,933,000 at the time of our initial public offering), and (2) the sale of the Private Placement Warrants (including the additional Private Placement Warrants sold on October 21, 2021 in connection with the partial exercise of the underwriters’ over-allotment option) for a purchase price of approximately $10,819,000, was $343,940,000. Of this amount, approximately $340,930,000, which includes approximately $11,933,000 of total deferred underwriting commissions at the time of our initial public offering, was deposited into the Trust Account. The remaining approximately $3,010,000 will not be held in the Trust Account. The funds in the Trust Account have been held in an interest-bearing demand deposit account or invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations.

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

In June 2023, the Sponsor loaned $200,000 to the Company, and in October 2023, Polar made a capital contribution to the Company of $900,000, each as described below in “—Liquidity and Capital Resources— Mandatory Liquidation, Liquidity and Going Concern.”

On September 29, 2023, in connection with the Extension Meeting, stockholders holding 8,295,189 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, and subsequent to September 30, 2023, on October 12, 2023, the Company redeemed 8,295,189 shares of Class A common stock for approximately $86,171,000, or approximately $10.39 per share. Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has recorded an excise tax liability of 1% of the redemption amount, approximately $861,000, as of September 30, 2023. This liability is recorded as a reduction to stockholders’ deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.

Mandatory Liquidation, Liquidity and Going Concern

The Company has approximately $3,000 in cash and approximately $4,396,000 of negative working capital (excluding approximately $1,034,000 of franchise and income taxes payable which were paid from interest income earned on assets held in the Trust Account in October 2023) at September 30, 2023. Further, if the Company cannot complete a Business Combination before the Extended Date, or such later date if stockholders approve an extension of such date, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. The Company’s plan to deal with these uncertainties is to receive working capital loans from its Sponsor and another investor to the extent necessary and available, as discussed further in Note 9 – Subsequent Events, complete a Business Combination prior to January 10, 2024, the Extended Date, or such later date if stockholders approve an extension of such date, and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to defer payments and continue to receive loans, if available, from its Sponsor will be successful or successful within the required timeframe. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful.

Our Sponsor, an affiliate of our Sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. Up to $1,500,000 of such loans may be convertible into Warrants at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants issued to our Sponsor, our direct anchor investors and our other anchor investors. The terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. In June 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Warrants at the option of the lender as described above. The Company has determined that the fair value of the conversion feature is immaterial and therefore the loan has been recorded at par value. As of September 30, 2023 and December 31, 2022, there was $200,000 and $0 were outstanding under the working capital loan.

On October 13, 2023, the Company entered into the Subscription Agreement with HCG, the Sponsor, and Polar, pursuant to which Polar agreed to make a $900,000 cash contribution to the Company to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein and as further described in “—Recent Events—Subscription Agreement” above.

If we complete our initial Business Combination, we would repay amounts loaned under the Sponsor’s working capital loan and return the Capital Contribution made by Polar pursuant to the terms of the Subscription Agreement out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such amounts but no proceeds from our Trust Account would be used for such repayment.

We do not expect to seek loans from parties other than our Sponsor, Polar, an affiliate of our Sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination exceed our expectations, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such initial Business Combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the Private Placement Warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following the consummation of our initial public offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

As of September 30, 2023, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At September 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

In June 30, 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Warrants at the option of the lender as described in “—Liquidity and Capital Resources— Mandatory Liquidation, Liquidity and Going Concern” above.

In October 2023, the Company entered into the Subscription Agreement with HCG, the Sponsor and Polar, pursuant to which the Company agreed to return the Capital Contribution to Polar. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Common Stock at a rate of one share of Common Stock for each ten dollars ($10.00) of the Capital Contribution. The Company must also issue to Polar 0.9 of a share of Common Stock for each dollar ($1.00) of the Capital Contribution funded as of or prior to the Closing. The terms and conditions of the Subscription Agreement are described in additional detail in “—Recent Events—Subscription Agreement” above.

Also, commencing on September 29, 2021, the date our securities were first listed on the Nasdaq Global Market, we have agreed to compensate each of our President and Chief Operating Officer as well as our Chief Financial Officer $29,000 per month prior to the consummation of our initial Business Combination, of which $14,000 per month is payable upon the completion of our initial Business Combination and $15,000 per month is payable currently for their services. Since January 1, 2022, we have been compensating a Vice President at the rate of $25,000 per month, $12,500 of which is paid currently for his services and $12,500 of which is payable upon the closing of our initial Business Combination. An aggregate of approximately $220,000 and $718,000, respectively, was charged for operations for the three and nine months ended September 30, 2023. Deferred compensation – related parties includes approximately $920,000 under this obligation for the period from September 29, 2021 to September 30, 2023.

During August 2023, payments under the agreements to the Company’s Chief Operating Officer ceased in connection with his resignation as an officer (but not as a director) of the Company. Also, during September 2023, an affiliate of the Sponsor paid, on behalf of the Company, the September 2023 cash compensation to the other individuals. Such amount, approximately $27,000 was charged to operations, is included in accrued liabilities at September 30, 2023 and was repaid in November 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HENNESSY CAPITAL INVESTMENT CORP. VI

Dated: November 14, 2023	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2023	/s/ Nicholas A. Petruska
	Name:	Nicholas A. Petruska
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)