Form 10-K
period 2023-12-31
Hennessy Capital Investment Corp. VI
filed 2024-03-29
CIK 1842937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number: (775)-339-1671

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

The aggregate market value of the registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2023, was $351,157,426.

As of March 28, 2024 there were 5,268,914 shares of Class A common stock, and 11,364,318 shares of Class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and any other statements that are not statements of current or historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements may be identified by the use of forward-looking terminology, including the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “plans,” “may,” “might,” “plan,” “possible,” “potential,” “projects,” “predicts,” “should,” “will” or “would,” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking.

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

ii

FREQUENTLY USED TERMS

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investors” are to our direct anchor investors, our other anchor investors and our strategic anchor investor;

●	“BlackRock” are to certain funds and accounts managed by subsidiaries of BlackRock, Inc.;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“completion window” is the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions. The completion window ends September 30, 2024;

●	“D. E. Shaw” means D. E. Shaw Valence Investments (Cayman) Limited and D. E. Shaw Valence Portfolios, L.L.C.

●	“direct anchor investors” are to BlackRock, Arena Capital Advisors, LLC, for and on behalf of the funds and accounts it manages, D. E. Shaw, certain funds managed by affiliates of Apollo Global Management, Inc., certain funds managed by Highbridge Capital Management, LLC and Antara Capital Total Return SPAC Master Fund LP;

●	“founder shares” are to shares of our Class B common stock and the shares of our Class A common stock issued upon the conversion thereof at the time of our initial business combination as described herein;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“other anchor investors” are to four unaffiliated “qualified institutional buyers” or “institutional accredited investors”, as defined in Rule 144A and Regulation D, respectively, under the Securities Act;

●	“private placement warrants” are to the warrants issued to our sponsor, our direct anchor investors and our other anchor investors, including warrants issued upon conversion of working capital loans, but excluding any warrants after any sale to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“sponsor” are to Hennessy Capital Partners VI LLC, a Delaware limited liability company;

●	“strategic anchor investor” are to a strategic investment fund that is focused on end-markets similar to those on which the Company intends to concentrate;

●	“warrants” are to the public warrants, and the private placement warrants; and

●	“we,” “us,” “Hennessy VI,” “company” or “our” are to Hennessy Capital Investment Corp. VI, a Delaware corporation.

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

On September 29, 2023, we amended our amended and restated certificate of incorporation to extend our completion window from October 1, 2023 until January 10, 2024 (the “September 2023 Extension”). Stockholders holding 8,295,189 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $86.1 million (approximately $10.38 per share) was removed from the trust account to pay such holders. Following such redemptions, we had 25,797,765 public shares outstanding. Additionally, in September and October 2023, the underwriters of our initial public offering agreed to waive their deferred underwriting compensation of $11,933,000.

On January 10, 2024, we amended our amended and restated certificate of incorporation to extend our completion window from January 10, 2024 until September 30, 2024 (the “January 2024 Extension”). Stockholders holding 20,528,851 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $215.3 million (approximately $10.49 per share) was removed from the trust account to pay such holders. Following such redemptions, we have 5,268,914 public shares outstanding.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we are focusing on industries that complement our management team’s background and capitalizing on the ability of our management team to identify and acquire a business focusing on industrial technology sectors in the United States (which may include a business based in the United States which has operations or opportunities outside of the United States). We are seeking to acquire one or more businesses with an aggregate enterprise value of $500 million or greater.

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

Seasoned Board of Directors with Relevant Industry Experience

We have recruited and organized a group of four highly accomplished and engaged directors who have brought to us public company governance, executive leadership, operations oversight and capital markets expertise. Our board members have served as directors, chief executive officers, chief financial officers or in other executive and advisory capacities for numerous publicly-listed and privately-owned companies. Our directors have extensive experience with acquisitions, divestitures and corporate strategy and possess relevant domain expertise in the sectors where we expect to source business combination targets including, but not limited to, power management, industrial automation, advanced mobility, industrial digitization as well as advanced manufacturing. We believe their collective expertise, contacts and relationships make us a highly competitive and desirable merger partner. The backgrounds of our highly-qualified board of directors are highlighted below:

●	Anna Brunelle is one of our independent directors. From August 2020 to February 2023, Ms. Brunelle served as the Chief Financial Officer of Ouster Inc. which completed a business combination with Colonnade Acquisition Corp., a special purpose acquisition company, in March 2021, and subsequently merged with Velodyne Lidar, Inc. (previously NASDAQ: VLDR) in February 2023. We believe that having a member of our board of directors with experience as an executive officer of a SPAC business combination target is unique and will make us an attractive business combination partner to target businesses. Ms. Brunelle has over 20 years of experience in finance, accounting, investor relations, corporate and business development, as well as business operations and analytics. She previously served as Chief Financial Officer of Kinestral Technologies from April 2018 through May 2020 and Chief Financial Officer and Interim Chief Operating Officer of Soylent from March 2016 through October 2017. She has also served as Chief Financial Officer of GlobalLogic, Chief Financial Officer of Tivo, Inc., and Senior Consultant for Deloitte & Touche, LLP. Ms. Brunelle currently serves as a director of Bolt Threads, Inc. and previously served as a director of Halio International from March 2019 through May 2020. During her tenure in leadership positions, she has worked on successful IPOs of technology companies and completed multiple private and public acquisitions and divestitures.

●	Sidney Dillard is one of our independent directors. Since August 2002, Ms. Dillard has served as Partner and Head of Corporate Investment Banking at Loop Capital Markets. Prior to Loop Capital Markets, Ms. Dillard served in multiple roles at Northern Trust Bank, including as Senior Vice President and Division Manager. Ms. Dillard was appointed to the board of directors of Health Care Service Corporation (a Mutual Legal Reserve Company) in October 2022. Ms. Dillard serves as Board Chair for Girl Scouts of Greater Chicago and Northwest Indiana and as a Board Member for The Chicago Network, IFF (f/k/a/ Illinois Facilities Fund), Window to the World Communications, Inc. (PBS affiliate: WTTW and WFMT) and the Economic Club of Chicago. Ms. Dillard received her A.B. in Economics from Stanford University and M.B.A. from Northwestern University — Kellogg School of Management. Ms. Dillard was selected to serve as a director due to her finance and investment banking background and her foreign and domestic capital markets experience.

●	Gregory D. Ethridge is one of our directors. Mr. Ethridge previously served as our President and Chief Operating Officer from inception until August 2023. Since August 2023, Mr. Ethridge has served as the Chief Financial Officer of Canoo Inc. (NASDAQ: GOEV). He also served as President, Chief Operating Officer and director of Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020, and continued to serve as director of the surviving company, Canoo Inc., until December 2023. He served as President, Chief Operating Officer and director of Hennessy V from October 2020 until its liquidation in December 2022. He previously served as President of Matlin & Partners Acquisition Corporation, a SPAC which merged with U.S. Well Services, Inc. (NASDAQ: USWS) in November 2018, a growth- and technology-oriented oilfield service company focused exclusively on hydraulic fracturing using its patented Clean Fleet technology as the first fully electric, mobile well stimulation system reducing harmful emissions by 9% and generating operational cost savings on fuel of up to 80%. In November 2022, U.S. Well Services, Inc. was acquired by ProFrac Holding Corp (NASDAQ: ACDC).

●	Walter Roloson is one of our independent directors. Mr. Roloson currently serves as a Managing Vice President at Capital One Financial Corporation and as Co-head of its Capital One Shopping business, leading its sales, marketing, strategy, and finance functions. Previously, he co-founded Wikibuy in 2013 and served as Co-CEO through its sale to Capital One in November 2018. Mr. Roloson previously served in various investment and operational positions at LinkedIn Corporation, Tiger Global Management, LLC, Greenhill & Co Inc., and Jefferies Financial Group Inc.

●	John Zimmerman is one of our independent directors. He was appointed as a Partner at Oak Hill Capital Partners in July 2021, having previously served as Senior Advisor to Oak Hill Capital Partners from June 2015 through June 2020. From January 2018 through January 2022, Mr. Zimmerman also served as President of Gates Capital Partners and President and Chief Investment Officer of Crosscreek Capital Group. From 1999 through 2014, Mr. Zimmerman served in a variety of positions, including as Main Board Director and Chief Financial Officer, of Tomkins plc, which was publicly traded on the London Stock Exchange until it was taken private in 2010.

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

●	$500 Million+ Target Business Size. We will seek to acquire one or more businesses with an aggregate enterprise value of $500 million or greater, determined in the sole discretion of our officers and directors according to reasonably accepted valuation standards and methodologies.

●	Large Addressable Market. We will target companies that operate in large addressable markets within industrial technology sectors. We believe our management team and our board are skilled in analyzing and evaluating companies in these markets based on their significant past SPAC execution, investing, and operating experience.

●	Scalable and Sustainable Growth Platform. We intend to focus on segments and businesses within our target sectors that are poised for scalable, sustainable growth due to shifting customer preferences in favor of products and technologies that enable improvements in automation, efficiency, and customer experience.

●	Strong Competitive Positioning and Differentiated Technology. We plan to focus on attractive companies with distinct intellectual property and highly defensible, differentiated technology aimed at solving critical challenges in their areas of focus. Companies with unique and disruptive platforms and product offerings, including technology innovators, will be at the forefront of our evaluation process. Our management team and our board have extensive operational, commercial and transactional experience with technology-driven companies in our target sectors, and we intend to use these skills to identify market leaders.

●	Experienced Management Team. We will seek to acquire one or more businesses with a complete, experienced management team that provides a platform for us to further develop the acquired business’s management capabilities. We will seek to partner with a potential target’s management team and expect that the operating and financial abilities of our executive team and board will complement management’s capabilities.

●	Partnership Approach. We will pursue a partnership approach to working with a management team that shares our strategic vision and believes we can help them achieve the full potential of their business. Our management team and our board have a long history of starting and growing businesses, and we will use our collective experience to help guide management teams of target businesses.

●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

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

Financial Position

With funds in our trust account available for a business combination in the amount of approximately $55.5 million (as of January 31, 2024) assuming no redemptions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Sourcing of Target Businesses

We may engage the services of professional firms or other individuals that specialize in business acquisitions in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, are allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support, and we reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate. We pay Mr. Petruska, our Chief Financial Officer (and until September 2023, we paid Mr Ethridge, our former President and Chief Operating Officer), $29,000 per month for their services prior to the consummation of our initial business combination, of which $14,000 per month is payable upon the successful completion of our initial business combination.

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

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2023 is approximately $10.48 per public share, net of accrued taxes. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until September 30, 2024.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until the end of our completion window, or September 30, 2024, to complete our initial business combination. If we are unable to complete our initial business combination within our completion window, we will: (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within our completion window.

Our initial stockholders, officers and directors have entered into a letter agreement with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within our completion window. However, if our sponsor or any of our officers and directors acquires public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within our completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within our completion window, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets after payment of the deferred underwriting commissions to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $462,000 of proceeds held outside the trust account (as of December 31, 2023), although there is no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within our completion window may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within our completion window, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within our completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our completion window and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

A public stockholder will be entitled to receive funds from the trust account only upon the earlier to occur of: (1) the completion of our initial business combination, and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to the limitations described in this Report; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within our completion window, and (3) the redemption of all of our public shares if we are unable to complete our initial business combination within our completion window, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above.

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

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time they devote in any time period may vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	We are a blank check company with no operational revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business or businesses may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between us and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination.

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	The current economic conditions may lead to increased difficulty in completing our initial business combination;

●	Recent volatility in capital markets may affect our ability to obtain financing for our initial business combination through sales of our common shares or issuance of indebtedness;

●	Military conflict in Russia/Ukraine, the Middle East or elsewhere may lead to increase and price volatility for publicly traded securities, which could make it difficult for us to consummate our initial business combination;

●	Changes in applicable laws, rules or regulations, or how such laws, rules or regulations are interpreted or applied, including the SEC’s new rules and interpretive guidance regarding SPAC and SPAC transactions, or a failure to comply with any applicable laws, rules and regulations, may adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination and our results of operations;

●	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares; and

●	There is substantial doubt about our ability to continue as a “going concern.”

●	The age of our company may lead us into a competitive disadvantage position as compared to newer special purpose acquisition companies.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (File No. 333-254062) filed in connection with our initial public offering, as supplemented by the following risk factors:

The current economic conditions may lead to increased difficulty in completing our initial business combination.

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

Military conflict in Russia/Ukraine, Middle East or elsewhere may lead to increase and price volatility for publicly traded securities, which could make it difficult for us to consummate our initial business combination.

Military conflict in Russian/Ukraine, the Middle East or elsewhere may lead to increase and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

Changes in applicable laws, rules or regulations, or how such laws, rules or regulations are interpreted or applied, including the SEC’s new rules and interpretive guidance regarding special purpose acquisition companies (“SPACs”) and SPAC transactions (“Final SPAC Rules”), or a failure to comply with any applicable laws, rules and regulations, may adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination and our results of operations.

We are subject to laws, rules and regulations enacted by national, regional and local government bodies, including new and evolving requirements. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws, rules and regulations and the interpretation and application of such laws, rules and regulations may be difficult, time consuming and costly. Those laws, rules and regulations and their interpretation and application may also change from time to time. For example, the SEC issued the Final SPAC Rules on January 24, 2024, which will become effective on July 1, 2024. The Final SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving shell companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material assumptions underlying, and of all material bases of, any projections used in SPAC business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These changes have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention and could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, rules or regulations, including any future changes in such applicable laws, rules or regulations or their interpretation or application, could have a material adverse effect on our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination and our results of operations.

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

If the deadline for us to complete a business combination is extended, our public stockholders will have the right to require us to redeem their public shares. Any redemption or other repurchase that occurs in connection with a business combination or otherwise may be subject to the excise tax. For example, in connection with the September 2023 Extension, stockholders holding 8,295,189 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $86.1 million (approximately $10.38 per share) was removed from the trust account to pay such holders, and we estimate that an excise tax of approximately $0.9 million will be payable for calendar year 2023. Additionally, in connection with the January 2024 Extension, stockholders holding 20,528,851 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $215.3 million (approximately $10.49 per share) was removed from the trust account to pay such holders, and such amount will be included in the calculations to determine whether any excise tax is due for calendar year 2024. Whether and to what extent we would be subject to the excise tax for calendar year 2024 or in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. However, the Company has determined that it will not utilize any funds from its trust account to pay any potential excise taxes that may become due as a result of the September 2023 Extension or the January 2024 Extension pursuant to the IR Act upon a redemption of the public shares, including, but not limited to, in connection with a liquidation of the Company if the Company does not effect its initial business combination within its completion window. The foregoing excise tax could cause a reduction in the cash available on hand to complete a business combination and adversely affect our ability to complete a business combination.

The age of our company may lead us into a competitive disadvantage position as compared to other newer special purpose acquisition companies.

Nasdaq requires that a special purpose acquisition company must complete one or more business combinations within thirty-six (36) months of the effectiveness of its registration statement at the initial public offering. Nasdaq may delist our securities from quotation on its exchange if we do not complete the business combination within the thirty-six months window. This could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions. Further, as a result of our two recent extensions, the ratio of our Class B common stock to Class A common stock is higher than the ratio as of the closing of our initial public offering, which may make us less attractive to target companies as compared to newer special purpose acquisition companies.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our information systems or infrastructure, or the information systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with the cybersecurity incident. As an early stage company without significant investments in data security protection, there can be no assurance that we will have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

As of the date of this Report, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that we believe have, or are likely to, materially affect us since our initial public offering.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 195 US Hwy 50, Suite 309 Zephyr Cove, Nevada 89448. The cost for this space is included in the $15,000 per-month aggregate fee our sponsor charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Holders

On March 28, 2024, there was one holder of record of our units, one holder of record of our Class A common stock, six holders of record of our Class B common stock, and twenty-six holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. In the years ended December 31, 2022 and December 31, 2023, we did not effect any dividends. In March 2021 and September 2021, we effected stock dividends, resulting in an aggregate of 11,500,000 founder shares issued and then-outstanding (135,682 of such founder shares were subsequently forfeited by our sponsor when the remainder of the underwriters’ over-allotment option expired), in order to maintain the number of founder shares at 25% of our issued and outstanding common stock upon the consummation of our initial public offering. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

As of December 31, 2023, we had cash of approximately $462,000 and negative working capital of approximately $4,920,000, excluding income and franchise taxes that are paid from the trust account. Further, we are incurring, and expect to continue to incur, significant costs in the pursuit of an initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Events

Extensions of Time to Complete Business Combination, Related Redemptions of Shares of Class A Common Stock and Related Excise Tax

At a special meeting of stockholders held on September 29, 2023 (the “2023 Extension Meeting”), the Company’s stockholders approved the proposal (the “2023 Extension Amendment”) to amend and restate the Company’s certificate of incorporation to extend the date by which the Company must (i) consummate an initial Business Combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the public shares that was consummated on October 1, 2021, from October 1, 2023 to January 10, 2024 (or such earlier date as determined by the board of directors of the Company, the “Initial Extended Date”). Subsequent to December 31, 2023, at a special meeting of stockholders held on January 10, 2024 (the “2024 Extension Meeting”), the Company’s stockholders approved the proposal (the “2024 Extension Amendment”) to amend and restate the Company’s certificate of incorporation to extend the date by which the Company must (i) consummate an initial business combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the public shares from the Initial Extended Date, January 10, 2024, to September 30, 2024 (or such earlier date as determined by the board of directors of the Company, the “Extended Date”). The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial business combination by the Extended Date, or such later date if stockholders approve an extension of such date, or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial business combination prior to the Extended Date, or such later date if stockholders approve an extension of such date, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public stockholders.

If stockholders were to approve an extension beyond the Extended Date, the Company would expect to receive a delisting notice from NASDAQ under their requirement that special purpose acquisition companies complete a business combination within three years of the effectiveness of its IPO registration statement. However, such delisting notice can be appealed and up to 180 days grace period given to the Company at the listing committee’s discretion.

On September 29, 2023, in connection with the 2023 Extension Meeting, stockholders holding 8,295,189 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As such, on October 12, 2023, the Company redeemed 8,295,189 shares of public shares for approximately $86,171,000, or approximately $10.39 per share. Subsequent to December 31, 2023, in January 2024, in connection with the 2024 Extension Meeting, stockholders holding 20,528,851 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As such, subsequent to December 31, 2023, in January 2024, the Company redeemed 20,528,851 shares of public shares for approximately $215,340,000, or approximately $10.49 per share. Following the redemptions in connection with the 2023 Extension Meeting and the 2024 Extension Meeting, the Company had 5,268,914 public shares outstanding.

Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has recorded a liability of 1% of the amount of the redemptions, approximately $861,000, as of December 31, 2023. This liability is recorded as a reduction to accumulated deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.

Non-Redemption Agreements

In September 2023, the Company and our sponsor entered into non-redemption agreements (“Non-Redemption Agreements”) with twenty-one unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 25,688,054 public shares (“September 2023 Non-Redeemed Shares”) at the 2023 Extension Meeting. In exchange for the foregoing commitment not to redeem the Non- September 2023 Redeemed Shares, our sponsor agreed to transfer to such investors an aggregate of 2,568,805 founder shares held by our sponsor, promptly following the closing of the Company’s initial business combination if they did not exercise their redemption rights with respect to the September 2023 Non-Redeemed Shares in connection with the 2023 Extension Meeting and the 2023 Extension Amendment was approved and effected by the Company’s filing with the Secretary of the State of Delaware of the First Amendment to the amended and restated certificate of incorporation.

The Company has estimated, with the assistance of valuation professionals, the aggregate fair value of 2,568,805 founder shares to be transferred pursuant to the Non-Redemption Agreements to be approximately $0.71 per founder share. The estimated fair value, approximately $1,825,000, was determined to be a deemed contribution to the capital of the Company from our sponsor in the statements of stockholders’ equity in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and a business combination cost in the statement of operations. Pursuant to the Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds in the trust account.

Subsequent to December 31, 2023, in January 2024, the Company and our sponsor entered into Non-Redemption Agreements with fourteen unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 5,112,264 public shares (“January 2024 Non-Redeemed Shares”) at the 2024 Extension Meeting. In exchange for the foregoing commitment not to redeem the January 2024 Non-Redeemed Shares, our Sponsor agreed to transfer to such investors an aggregate of 1,022,453 founder shares held by our sponsor, promptly following the closing of the Company’s initial business combination if they did not exercise their redemption rights with respect to the January 2024 Non-Redeemed Shares in connection with the 2024 Extension Meeting and that the 2024 Extension Amendment was approved and effected by the Company’s filing with the Secretary of the State of Delaware of the Second Amendment to the amended and restated certificate of incorporation.

Subscription Agreements

On October 13, 2023, the Company entered into a subscription agreement (the “Polar Subscription Agreement I”) with HCG, our sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to make a $900,000 cash contribution to the Company (the “First Capital Contribution”) to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein. Pursuant to the Polar Subscription Agreement I, the First Capital Contribution shall be repaid to Polar by the Company upon closing of an initial business combination (the “Closing”). Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock of the surviving entity in such initial business combination (the “Surviving Entity”) at a rate of one share of Class A common stock for each ten dollars ($10.00) of the First Capital Contribution. In consideration of the foregoing First Capital Contribution, the Company has agreed to issue, or to cause the Surviving Entity to issue, 0.9 of a share of Class A common stock of the Surviving Entity for each dollar ($1.00) of the First Capital Contribution funded as of or prior to the Closing. Pursuant to the Polar Subscription Agreement I, the Surviving Entity shall use its reasonable best efforts to cause any shares of Class A common stock issued to Polar pursuant to the Polar Subscription Agreement I to be registered on the first registration statement filed by the Surviving Company following the Closing, which shall be filed no later than 30 days following the Closing and declared effective no later than 90 days following the Closing. Upon certain events of default under the Polar Subscription Agreement I or if the Surviving Entity fails to file a registration statement to register the shares of Class A common stock issued to Polar within 30 days after the Closing and to have such registration statement declared effective within 90 days after the Closing, the Company (or the Surviving Entity, as applicable) shall issue to Polar an additional 0.1 of a share of Class A common stock for each dollar of the First Capital Contribution funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating an initial business combination, any amounts remaining in the Company’s cash accounts (excluding the Company’s trust account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts shall be the sole recourse for Polar.

HCG agreed to purchase from Polar, and Polar agreed to transfer to HCG, effective upon execution of the Polar Subscription Agreement I, (i) 100,000 redeemable private placement warrants and (2) 37.5% of Polar’s right under its existing 2021 subscription agreement (entered into in connection with our initial public offering) to purchase up to 150,000 shares of the Class B common stock from our sponsor, for an aggregate cash purchase price of $150,000.

Subsequent to December 31, 2023, on January 16, 2024, the Company entered into the Polar Subscription Agreement II with the Sponsor and Polar pursuant to which Polar agreed to make the Second Capital Contribution to cover working capital expenses and certain potential excise tax obligations of the Company in accordance with the terms and conditions set forth therein. Pursuant to the Polar Subscription Agreement II, the Second Capital Contribution shall be repaid to Polar by the Company upon Closing. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock of the Surviving Entity at a rate of one share of Class A common stock for each ten dollars ($10.00) of the Second Capital Contribution. In consideration of the foregoing Second Capital Contribution, the Company has agreed to issue, or to cause the Surviving Entity to issue, 70,000 shares of Class A common stock of the Surviving Entity (the “Subscription Shares”) to Polar as of or prior to the Closing. Pursuant to the Polar Subscription Agreement II, the Surviving Entity shall use its reasonable best efforts to cause the Subscription Shares issued to Polar pursuant to the Polar Subscription Agreement II to be registered on the first registration statement filed by the Surviving Company following the Closing, which shall be filed no later than 30 days following the Closing and declared effective no later than 90 days following the Closing. Upon certain events of default under the Polar Subscription Agreement II or if the Surviving Entity fails to file a registration statement to register the Subscription Shares issued to Polar within 30 days after the Closing and to have such registration statement declared effective within 90 days after the Closing, the Company (or the Surviving Entity, as applicable) shall issue to Polar an additional 0.1 of a share of Class A common stock for each one dollar ($1.00) of the Second Capital Contribution funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company (1) liquidates without consummating an initial business combination or (2) consummates an initial business combination, the Company shall repay the Second Capital Contribution within 30 calendar days of the liquidation or within five (5) business days of the Closing (as applicable, the “Specified Period”). In the event that such Second Capital Contribution is not repaid in full within the Specified Period, Daniel J. Hennessy, our Chairman and Chief Executive Officer, has agreed (in his individual capacity) to purchase from Polar all of Polar’s remaining rights under the Polar Subscription Agreement II (excluding the right to receive the Subscription Shares, which shall remain with Polar) for a cash amount equal to the portion of the Second Capital Contribution not repaid by the Company.

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

General and administrative expenses — For the year ended December 31, 2023, we had a loss from operations of approximately $6,650,000 consisting primarily of costs associated with the estimated fair value of founder shares provided as compensation to investors for entering into the Non-Redemption Agreements of approximately $1,825,000, costs for being a public company of approximately $857,000, compensation of approximately $880,000 (approximately $430,000 of which is deferred), approximately $200,000 of franchise taxes, approximately $180,000 of administrative fees to our sponsor, and approximately $2,708,000 of costs associated with searching for a suitable business combination and other costs.

For the year ended December 31, 2022 we had a loss from operations of approximately $2,309,000 consisting primarily of costs for being a public company of approximately $724,000 compensation of approximately $996,000 (approximately $486,000 of which is deferred), approximately $200,000 of franchise taxes, approximately $180,000 of administrative fees to our sponsor, and approximately $140,000 of costs associated with searching for a suitable business combination and other costs.

Other income (expense) — In addition to operating costs, for the year ended December 31, 2023, we had other income of approximately $16,270,000 representing interest income of approximately $15,526,000 on our investments in the trust account and the decrease in fair value of our warrant liability during the period of approximately $744,000.

In addition to operating costs, for the year ended December 31, 2022, we had other income of approximately $18,533,000. Other income includes the reduction in fair value of our warrant liability during the periods of approximately $13,747,000 and interest income of approximately $4,786,000.

The change in the interest income is the result of market conditions of significant increase in interest rates beginning in 2022 and continuing in 2023, as well as the reduction in invested assets due to shareholder redemptions.

Provision for income taxes — The provision for income taxes in the years ended December 31, 2023 and 2022, is $3,221,000 and $920,000, respectively, resulted from taxable interest income, net of franchise taxes. Since the Company’s operating expenses are considered non-deductible start-up costs or business combination expenses, they are not deductible for income tax purposes. Further, the change in value of our derivative warrant liabilities does not result in taxable income or expense.

Liquidity and Capital Resources

Our liquidity needs prior to the completion of our initial public offering were satisfied through receipt of $25,000 from the sale of the founder shares and up to $500,000 in loans from our Sponsor under an unsecured promissory note, $195,000 of which was borrowed prior to, and then fully repaid at, the October 1, 2021 closing of our initial public offering. The net proceeds from: (1) the sale of our units in our initial public offering (including the additional units sold on October 21, 2021 pursuant to the partial exercise of the underwriters’ over-allotment option), after deducting offering expenses of approximately $990,000 and underwriting commissions of approximately $6,819,000 (excluding total deferred underwriting commissions of $11,933,000 at the time of our initial public offering), and (2) the sale of the private placement warrants (including the additional private placement warrants sold on October 21, 2021 in connection with the partial exercise of the underwriters’ over-allotment option) for a purchase price of approximately $10,819,000, was $343,940,000. Of this amount, approximately $340,930,000, which includes approximately $11,933,000 of total deferred underwriting commissions at the time of our initial public offering, was deposited into the trust account. The remaining approximately $3,010,000 has not been held in the trust account. The funds in the trust account have been held in an interest-bearing demand deposit account or invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations.

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

Prior to the completion of our initial business combination, in addition to our costs associated with operating as a listed public company, our principal use of working capital is to fund our activities to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination.

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

In June 2023, the Sponsor loaned $200,000 to the Company, and in October 2023, Polar made a capital contribution to the Company of $900,000 and subsequent to December 31, 2023, in January 2024, Polar made a commitment to make a capital contribution to the Company on April 1, 2024 of $1,750,000, each as described below in “Recent Events – Subscription Agreements.”

On September 29, 2023, in connection with the 2023 Extension Meeting, stockholders holding 8,295,189 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As such, on October 12, 2023, the Company redeemed 8,295,189 shares of Class A common stock for approximately $86,171,000, or approximately $10.39 per share. Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has recorded an excise tax liability of 1% of the redemption amount, approximately $861,000, as of September 30, 2023. This liability is recorded as a reduction to stockholders’ deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.

Subsequent to December 31, 2023, in January 2024, in connection with the 2024 Extension Meeting, stockholders holding 20,528,851 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As such, and subsequent to December 31, 2023, in January 2024, the Company redeemed 20,528,851 shares of Class A common stock for approximately $215,340,000, or approximately $10.49 per share.

Mandatory Liquidation, Liquidity and Going Concern

The Company had approximately $462,000 in cash and approximately $4,920,000 of negative working capital (excluding approximately $721,000 of taxes payable that will be paid from interest income earned on assets held in the trust account) at December 31, 2023. Subsequent to December 31, 2023, in January 2024, the Company received a commitment for approximately $1,750,000 of additional capital to be funded on April 1, 2024 as further discussed above “—Recent Events—Subscription Agreement.” However, if the Company cannot complete an initial business combination before the Extended Date, or such later date approved by the stockholders, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a business combination prior to the Extended Date, or such later date if stockholders approve an extension of such date, to receive working capital from our sponsor and another investor to the extent necessary and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a business combination, work with creditors to defer payments and continue to receive loans from our sponsor and another investor will be successful or successful within the required timeframe. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

Our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor, our direct anchor investors and our other anchor investors. The terms of such loans by our Sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. In June 2023, our sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 warrants at the option of the lender as described above. The Company has determined that the fair value of the conversion feature is immaterial and therefore the loan has been recorded at par value. As of December 31, 2023, there was $200,000 outstanding under the working capital loan.

On October 13, 2023, the Company entered into the Polar Subscription Agreement I, pursuant to which Polar agreed to make a $900,000 cash contribution to the Company to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein and as further described in “—Recent Events—Subscription Agreement” above. Subsequent to December 31, 2023, on January 16, 2024, the Company entered into the Polar Subscription Agreement II, pursuant to which Polar agreed to make a $1,750,000 cash contribution to the Company to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein and as further described in “—Recent Events—Subscription Agreement” above.

If we complete our initial business combination, we would repay amounts loaned under the Sponsor’s working capital loan and return the First Capital Contribution and the Second Capital Contribution made by Polar pursuant to the terms of the Polar Subscription Agreement I and Polar Subscription Agreement II out of the proceeds of the trust account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such amounts but no proceeds from our trust account would be used for such repayment.

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

Off-balance sheet financing arrangements

As of December 31, 2023, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At December 31, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

In June 30, 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 warrants at the option of the lender as described in “Liquidity and Capital Resources” above.

In October 2023, the Company entered into the Polar Subscription Agreement I, pursuant to which the Company agreed to return the First Capital Contribution to Polar. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Common Stock at a rate of one share of Common Stock for each ten dollars ($10.00) of the First Capital Contribution. The Company must also issue to Polar 0.9 of a share of Common Stock for each dollar ($1.00) of the First Capital Contribution funded as of or prior to the Closing. The terms and conditions of the Subscription Agreement are described in additional detail in “—Recent Events—Subscription Agreement” above.

Subsequent to December 31, 2023, in January 2024, the Company entered into the Polar Subscription Agreement II, pursuant to which the Company agreed to return the Second Capital Contribution to Polar. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Common Stock at a rate of one share of Common Stock for each ten dollars ($10.00) of the Second Capital Contribution. The Company must also issue to Polar 70,000 shares of Common Stock as of or prior to the Closing. The terms and conditions of the Subscription Agreement are described in additional detail in “—Recent Events—Subscription Agreement” above.

Also, commencing on September 29, 2021, the date our securities were first listed on the Nasdaq Global Market, we have agreed to compensate each of our President and Chief Operating Officer as well as our Chief Financial Officer $29,000 per month prior to the consummation of our initial business combination, of which $14,000 per month is payable upon the completion of our initial business combination and $15,000 per month is payable currently for their services. Since January 1, 2022, we have been compensating a Vice President at the rate of $25,000 per month, $12,500 of which is paid currently for his services and $12,500 of which is payable upon the closing of our initial business combination. An aggregate of approximately $880,000 was charged for operations for the year ended December 31, 2023. Deferred compensation – related parties includes approximately $1,000,000 under this obligation for the period from September 29, 2021 to December 31, 2023.

During August 2023, payments under the agreements to the Company’s Chief Operating Officer ceased in connection with his resignation as an executive officer (but not as a director) of the Company.

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

Our financial statements and notes thereto begin on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

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

Item 9B. Other Information.

(a) None.

(b) During the three months ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance. Directors and Executive Officers

As of the date of this Report, our directors and executive officers are as follows:

Name	Age	Title
Daniel J. Hennessy	66	Chairman of the Board of Directors and Chief Executive Officer
Nicholas A. Petruska	37	Executive Vice President, Chief Financial Officer and Secretary
Anna Brunelle	56	Independent Director
Sidney Dillard	60	Independent Director
Walter Roloson	42	Independent Director
John Zimmerman	60	Independent Director
Gregory D. Ethridge	47	Director

Daniel J. Hennessy, our Chairman and Chief Executive Officer since our formation, is also the Managing Member of Hennessy Capital Group LLC, an alternative investment firm he established in 2013 that focuses on sustainable industrial technology and infrastructure sectors. He also served as Chairman and CEO of Hennessy Capital Investment Corp. V (NASDAQ: HCIC), or Hennessy V, from October 2020 to December 2022. Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. IV, or Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020 and is now known as Canoo Inc. (NASDAQ: GOEV). Mr. Hennessy has served as a director of SIRVA Worldwide Relocation & Moving since August 2018. Since September 2023, Mr. Hennessy has served as the Chairman of the Board of Directors of Compass Digital Acquisition Corp. (NASDAQ: CDAQ). From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services and he served as a director from January 2017 to October 2019. NRC Group Holdings, LLC was subsequently acquired by U.S. Ecology, Inc. (previously NASDAQ: ECOL) at an attractive premium to the then current stock price. From April 2015 to February 2017, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and is now known as Daseke, Inc. (NASDAQ: DSKE) and previously served as its Vice Chairman from February 2017 to June 2021. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as a director from September 2013 to April 2019. From 1988 to 2016, Mr. Hennessy served as a Partner at Code Hennessy & Simmons LLC (n/k/a CHS Capital or “CHS”), a middle-market private equity investment firm he cofounded in 1988. Prior to forming CHS, Mr. Hennessy was employed by Citicorp from 1984 to 1988 as head of the Midwest Region for Citicorp Mezzanine Investments and Vice President and Team Leader with Citicorp Leveraged Capital Group. He began his career in 1981 in the oil and gas lending group at Continental Illinois National Bank (now Bank of America) where he was a Banking Officer. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy was selected to serve as director due to his experience in private equity and public and private company board governance, as well as his background in finance and his experience with Hennessy I, Hennessy II, Hennessy III, Hennessy IV, and Hennessy V.

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

Anna Brunelle has served as a member of our board of directors since our initial public offering and chairs our audit committee. Since October 2023, Ms. Brunelle has served as the Chief Financial Officer of May Mobility, an autonomous driving company. Ms. Brunelle previously served as Chief Financial Officer of Ouster Inc. which completed a business combination with Colonnade Acquisition Corp., a special purpose acquisition company, in March 2021 (NYSE: OUST). Ms. Brunelle has served as the Chief Financial Officer of OUST since August 2020 until completion of its merger with Velodyne Lidar, Inc. (previously NASDAQ: VLDR) in February 2023. She previously served as Chief Financial Officer of Kinestral Technologies from April 2018 through May 2020 and Chief Financial Officer and Interim Chief Operating Officer of Soylent from March 2016 through October 2017. She has also served as Chief Financial Officer of GlobalLogic, Chief Financial Officer of Tivo, Inc., and Senior Consultant for Deloitte & Touche, LLP. Ms. Brunelle currently serves as a director of Compass Digital Acquisition Corp. (NASDAQ: CDAQ) and as a director of Bolt Threads, Inc. and previously served as a director of Halio International from March 2019 through May 2020. During her tenure in leadership positions, she has worked on successful IPOs of technology companies and completed multiple private and public acquisitions and divestitures. Ms. Brunelle received her B.S. in Business Administration (accounting concentration) from California Polytechnic State University — San Luis Obispo. Ms. Brunelle was selected to serve as a director due to her background in accounting and finance and her experience as the chief financial officer for both public and private companies and as a director.

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

Walter Roloson has served as a member of our board of directors since our initial public offering. Mr. Roloson currently serves as a Senior Vice President at Capital One Financial Corporation and as Co-head of its Capital One Shopping business, leading its sales, marketing, strategy, and finance functions. Previously, he co- founded Wikibuy in 2013 and served as Co-CEO through its sale to Capital One in November 2018. Mr. Roloson previously served in various investment and operational positions at LinkedIn Corporation, Tiger Global Management, LLC, Greenhill & Co Inc., and Jefferies Financial Group Inc. He earned his B.A. in Computer Science and B.B.A. in Finance from The University of Texas at Austin in 2004. Mr. Roloson was selected to serve as a director due to his operational, investment, and financial background and his experience of leading the strategic sale of Wikibuy as Co-CEO.

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

Gregory D. Ethridge, has served as a director since March 2021 and previously served as our President, Chief Operating Officer, and he also served as President, Chief Operating Officer and director of Hennessy V from October 2020 to December 2022. Since August 2023, Mr. Ethridge has served as the Chief Financial Officer of Canoo Inc. (NASDAQ: GOEV). He previously served as President, Chief Operating Officer and director of Hennessy IV from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020, and continued to serve as a director of the surviving company, Canoo Inc., until December 2023. He has also served as Chairman of Motorsports Aftermarket Group, a designer, manufacturer, marketer and distributor of aftermarket parts, apparel and accessories for the motorcycle and power sports industry from June 2019 to December 2023. He previously served as President of Matlin & Partners Acquisition Corporation from January 2017 to November 2018, at which time it merged with USWS Holdings LLC, a growth and technology-oriented oilfield service company focused exclusively on hydraulic fracturing using its patented Clean Fleet technology as the first fully electric, mobile well stimulation system for oil and natural gas exploration and production companies and is now known as U.S. Well Services, Inc. (NASDAQ: USWS), USWS was subsequently acquired by ProFrac Holding Corp (NASDAQ: ACDC) in November 2022. He served as Senior Partner of MatlinPatterson Global Advisers LLC, or MatlinPatterson, from January 2009 to December 2019. Prior to joining MatlinPatterson in 2009, Mr. Ethridge was a principal in the Recapitalization and Restructuring group at Gleacher and Company (f/k/a Broadpoint Capital, Inc.) where he moved his team from Imperial Capital LLC, from 2008 to 2009. In 2006, Mr. Ethridge was a founding member of the corporate finance advisory practice for Imperial Capital LLC in New York. From 2005 to 2006, Mr. Ethridge was a principal investor at Parallel Investment Partners LP (formerly part of Saunders, Karp and Megrue), executing recapitalizations, buyouts and growth equity investments for middle market companies. From 2001 to 2005, Mr. Ethridge was an associate in the Recapitalization and Restructuring Group at Jefferies and Company, Inc. where he executed corporate restructurings and leveraged finance transactions and was a crisis manager at Conway, Del Genio, Gries & Co. in New York from 2000 to 2001. Mr. Ethridge served a director of Palmetto Bluff Company, LLC, formerly a multiasset class real estate developer known as Crescent Communities, LLC, from June 2010 to September 2020. From 2009 until 2017, Mr. Ethridge served on the board of directors of FXI Holdings Inc., a foam and foam products manufacturer and served as its chairman from February 2012 until 2017. Mr. Ethridge served on the board of directors of Advantix Systems Ltd. and Advantix Systems, Inc., HVAC equipment manufacturers, from August 2013 until 2015 (for Advantix Systems, Inc.) and until 2018 (for Advantix Systems Ltd.). Mr. Ethridge holds a BBA and a Masters in Accounting from The University of Texas at Austin. Mr. Ethridge was selected to serve as director due to his experience in the private equity and the special purpose acquisition company industries.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Brunelle, Ms. Dillard, Mr. Roloson, and Mr. Zimmerman are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Ms. Brunelle, Mr. Roloson and Mr. Zimmerman serve as members of our audit committee, and Ms. Brunelle chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Ms. Brunelle, Mr. Roloson and Mr. Zimmerman meets the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $15,000 per month, until the completion of our initial business combination, for office space, utilities and secretarial and administrative support, the payments to each of our President and Chief Operating Officer (until September 2023) and our Chief Financial Officer of $29,000 per month for their services until the completion of our initial business combination, of which $14,000 per month is payable upon the successful completion of our initial business combination, and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our officers or directors received during 2023 any cash compensation for services rendered to us except that Mr. Petruska received compensation of approximately $435,000 (approximately $210,000 of which is deferred) and Mr. Ethridge received compensation of approximately $232,000 (approximately $112,000 of which is deferred) pursuant to the arrangement described below. We have agreed to pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We pay Mr. Petruska, our Chief Financial Officer (and until September 2023, we paid Mr Ethridge, our former President and Chief Operating Officer), $29,000 per month for their services prior to the consummation of our initial business combination, of which $14,000 per month is payable upon the successful completion of our initial business combination. Our sponsor, officers, directors and their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock
	Number of	Percentage of	Number of	Percentage of
	Shares	Class A	Shares	Class B
	Beneficially	Common	Beneficially	Common
Name and Address of Beneficial Owner (1)(2)	Owned	Stock	Owned	Stock

Hennessy Capital Partners VI LLC (our sponsor)(3)	-	-	11,239,318	98.90%
Daniel J. Hennessy (3)	-	-	11,239,318	98.90%
Nicholas A. Petruska (3)	-	-	11,239,318	98.90%
Anna Brunelle (4)	-		25,000	*	%
Sidney Dillard (4)	-	-	25,000	*	%
Walter Roloson (4)	-	-	25,000	*	%
John Zimmerman (4)	-	-	25,000	*	%
Gregory D. Ethridge (4)	-	-	-	-
All directors and executive officers and directors as a group (7 individuals)	-	-	11,339,318	99.78%
These stockholders known to us to beneficially own more than 5 percent of our outstanding Common Stock as of March 27, 2024 are:
Atlas Merchant Capital SPAC Fund LLP (5)	500,000	9.49%	-	-
Spring Creek Capital, LLC (6)	500,000	9.49%	-	-

*	Less than one percent.

(1)	The table above does not include the shares of common stock underlying the private placement warrants because these securities are not exercisable within 60 days of this Report.

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Hennessy Capital Investment Corp. VI, 195 US Hwy 50, Suite 309, Zephyr Cove, Nevada 89448.

(3)	Hennessy Capital Partners VI LLC is the record holder of the shares reported herein. Hennessy Capital Group LLC and Nicholas A. Petruska, our Executive Vice President, Chief Financial Officer and Secretary, are the managing members of our sponsor. Daniel J. Hennessy, our Chairman and Chief Executive Officer, is the sole managing member of Hennessy Capital Group LLC. Consequently, each of Mr. Hennessy and Mr. Petruska may be deemed the beneficial owner of the founder shares held by our sponsor and have shared voting and dispositive control over such securities. Each of Mr. Hennessy and Mr. Petruska disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.

(4)	Does not include any shares indirectly owned by this individual as a result of his or her direct or indirect ownership interest in our sponsor.

(5)	This information is based solely on a Schedule 13G/A filed jointly by Atlas Merchant Capital SPAC Fund I LP (the “Fund”), Atlas Merchant Capital LLC (the “Advisor”), Atlas Merchant Capital Holdings, Ltd. (the “Holdings”), Atlas Merchant Capital GP LLC (“AMC-GP”), AMC SPAC Fund GP LP (the “GP”), AMC SPAC Fund MGP LLC (the “AMC MGP”) and Robert E. Diamond, JR and David I. Schamis as the sole members of AMC-GP and AMC MGP (together, with the Fund, the Advisor, the Holdings, AMC-GP, GP and AMC MGP, the “Atlas Reporting Persons”). The Atlas Reporting Persons have a shared voting power and a shared dispositive power of 500,000 shares. The principal business address of the Atlas Reporting Persons is 477 Madison Avenue, 22nd FL, New York, New York 10022.

(6)	This information is based solely on a Schedule 13G/A filed jointly by Spring Creek Capital, LLC (“Spring Creek”), SCC Holdings, LLC (“SCC”), KIM, LLC (“KIM”), Koch Investment Group, LLC (“KIG”), Koch Investment Group Holdings, LLC (“KIGH”), and Koch Industries, Inc. (“Koch Industries”, together with Spring Creek, SCC, KIM, KIG and KIGH, the “Koch Reporting Persons”) on February 9, 2024. Spring Creek and Koch Industries each has a sole voting power and a sole dispositive power of 500,000 shares. Koch Industries, SCC, KIM KIG and KIGH may be deemed to beneficially own the 500,000 shares owned by Spring Creek by virtue of (i) Koch Industries’ beneficial ownership of KIGH, (ii) KIGH’s beneficial ownership of KIG, (iii) KIG’s beneficial ownership of KIM, (iv) KIM’s beneficial ownership of SCC and (v) SCC’s beneficial ownership of Spring Creek. The business address of the Koch Reporting Persons is 4111 E. 37th Street North, Wichita, KS 67220.

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

We pay Hennessy Capital Group LLC (“HCG”), an affiliate of our sponsor, a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We pay Mr. Petruska, our Chief Financial Officer (and until September 2023, we paid Mr Ethridge, our former President and Chief Operating Officer), $29,000 per month for their services prior to the consummation of our initial business combination, of which $14,000 per month is payable upon the successful completion of our initial business combination. If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she may honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

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

On October 13, 2023, we entered into a subscription agreement (the “Polar Subscription Agreement I”) with HCG, our sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to make a $900,000 cash contribution to the Company (the “First Capital Contribution”) to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein. Pursuant to the Polar Subscription Agreement I, the First Capital Contribution shall be repaid to Polar by the Company upon closing of an initial business combination (the “Closing”). Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock of the surviving entity in such initial business combination (the “Surviving Entity”) at a rate of one share of Class A common stock for each ten dollars ($10.00) of the First Capital Contribution. In consideration of the foregoing First Capital Contribution, the Company has agreed to issue, or to cause the Surviving Entity to issue, 0.9 of a share of Class A common stock of the Surviving Entity for each dollar ($1.00) of the First Capital Contribution funded as of or prior to the Closing. Pursuant to the Polar Subscription Agreement I, the Surviving Entity shall use its reasonable best efforts to cause any shares of Class A common stock issued to Polar pursuant to the Polar Subscription Agreement I to be registered on the first registration statement filed by the Surviving Company following the Closing, which shall be filed no later than 30 days following the Closing and declared effective no later than 90 days following the Closing. Upon certain events of default under the Polar Subscription Agreement I or if the Surviving Entity fails to file a registration statement to register the shares of Class A common stock issued to Polar within 30 days after the Closing and to have such registration statement declared effective within 90 days after the Closing, the Company (or the Surviving Entity, as applicable) shall issue to Polar an additional 0.1 of a share of Class A common stock for each dollar of the First Capital Contribution funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating an initial business combination, any amounts remaining in the Company’s cash accounts (excluding the Company’s trust account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts shall be the sole recourse for Polar.

HCG agreed to purchase from Polar, and Polar agreed to transfer to HCG, effective upon execution of the Polar Subscription Agreement I, (i) 100,000 redeemable private placement warrants and (2) 37.5% of Polar’s right under its existing 2021 subscription agreement (entered into in connection with our initial public offering) to purchase up to 150,000 shares of the Class B common stock from our sponsor, for an aggregate cash purchase price of $150,000.

On January 16, 2024, we entered into a subscription agreement (the “Polar Subscription Agreement II”) with the Sponsor and Polar pursuant to which Polar agreed to make a $1,750,000 cash contribution to the Company (the “Second Capital Contribution”) to cover working capital expenses and certain potential excise tax obligations of the Company in accordance with the terms and conditions set forth therein. Pursuant to the Polar Subscription Agreement II, the Second Capital Contribution shall be repaid to Polar by the Company upon Closing. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock of the Surviving Entity at a rate of one share of Class A common stock for each ten dollars ($10.00) of the Second Capital Contribution. In consideration of the foregoing Second Capital Contribution, the Company has agreed to issue, or to cause the Surviving Entity to issue, 70,000 shares of Class A common stock of the Surviving Entity (the “Subscription Shares”) to Polar as of or prior to the Closing. Pursuant to the Polar Subscription Agreement II, the Surviving Entity shall use its reasonable best efforts to cause the Subscription Shares issued to Polar pursuant to the Polar Subscription Agreement II to be registered on the first registration statement filed by the Surviving Company following the Closing, which shall be filed no later than 30 days following the Closing and declared effective no later than 90 days following the Closing. Upon certain events of default under the Polar Subscription Agreement II or if the Surviving Entity fails to file a registration statement to register the Subscription Shares issued to Polar within 30 days after the Closing and to have such registration statement declared effective within 90 days after the Closing, the Company (or the Surviving Entity, as applicable) shall issue to Polar an additional 0.1 of a share of Class A common stock for each one dollar ($1.00) of the Second Capital Contribution funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company (1) liquidates without consummating an initial business combination or (2) consummates an initial business combination, the Company shall repay the Second Capital Contribution within 30 calendar days of the liquidation or within five (5) business days of the Closing (as applicable, the “Specified Period”). In the event that such Second Capital Contribution is not repaid in full within the Specified Period, Daniel J. Hennessy, our Chairman and Chief Executive Officer, has agreed (in his individual capacity) to purchase from Polar all of Polar’s remaining rights under the Polar Subscription Agreement II (excluding the right to receive the Subscription Shares, which shall remain with Polar) for a cash amount equal to the portion of the Second Capital Contribution not repaid by the Company.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds from our initial public offering held in the trust account prior to the completion of our initial business combination:

●	repayment of an aggregate of up to $500,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	payment to an affiliate of our sponsor of $15,000 per month, until the close of our initial business combination, for office space, utilities and secretarial and administrative support;

●	payments to each of our former President and Chief Operating Officer (until September 2023) and our Chief Financial Officer of $29,000 per month for their services until the completion of our initial business combination, of which $14,000 per month is payable upon the completion of our initial business combination;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender.

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

Audit Fees. Audit fees consist of fees paid for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 totaled $106,845. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 totaled $84,760. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 or December 31, 2023.

Tax Fees. We paid Withum for tax planning and tax advice $9,360 for the year ended December 31, 2022 and $7,280 for the year ended December 31, 2023.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2022 and December 31, 2023.

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

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 28, 2021, by and among the Company and Citigroup Global Markets Inc. and Barclays Capital Inc. as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K, filed with the SEC on October 1, 2021),
3.1	Certificate of Incorporation (incorporated by referred to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on March 10, 2021).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
3.3	First Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on October 2, 2023).
3.4	Second Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on January 12, 2024).
3.5	Bylaws (incorporated by referred to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on March 10, 2021).
4.1	Warrant Agreement, dated September 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed with the SEC on March 28, 2022).
10.1	Letter Agreement, dated September 28, 2021, by and among the Company, its officers, its directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 1, 2021).
10.2	Investment Management Trust Agreement, dated September 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.3	Registration Rights Agreement, dated September 28, 2021, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.4	Administrative Support Agreement, dated September 28, 2021, by and between the Company and Hennessy Capital LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.5	Private Placement Warrants Purchase Agreement, dated September 28, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.6	Form of Indemnity Agreement, dated September 28, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.7	Subscription Agreement, dated September 28, 2021, by and among the Company, the Sponsor and Antara Capital Total Return SPAC Master Fund LP (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).

Exhibit No.	Description

10.8	Form of Subscription Agreement, by and among the Company, the Sponsor and BlackRock Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.9	Subscription Agreement, dated July 9, 2021, by and among the Company, the Sponsor and Arena Capital Fund, L.P. - Series 17 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.10	Subscription Agreement, dated July 8, 2021, by and among the Company, the Sponsor and D. E. Shaw Valence Investments (Cayman) Limited and D. E. Shaw Valence Portfolios, L.L.C.(incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.11	Form of Subscription Agreement, by and among the Company, the Sponsor and Highbridge Capital Management LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.12	Subscription Agreement, dated July 8, 2021, by and among the Company, the Sponsor, Apollo SPAC Fund 1, L.P., Apollo Atlas Master Fund, LLC, Apollo A-N Credit Fund (Delaware), L.P., Apollo Credit Strategies Master Fund Ltd. and Apollo PPF Credit Strategies, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.13	Form of Subscription Agreement, by and between the Sponsor and the Strategic Anchor Investor (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.14	Form of Subscription Agreement, by and among the Company, the Sponsor and each of the Other Anchor Investors (incorporated by reference to Exhibit 10.15 to Amendment No. 5 the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on September 3, 2021).
10.15	Form of Amendment No. 1 to Subscription Agreement, by and among the Company, the Sponsor and each of the Anchor Investors (incorporated by reference to Exhibit 10.16 to Amendment No. 5 the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on September 3, 2021).
10.16	Form of Non-Redemption Agreement, by and among the Company, the Sponsor and certain unaffiliated third party investors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed wit the SEC on September 20, 2023).
10.17	Subscription Agreement, dated October 13, 2023, by and among the Company, the Sponsor, HCG and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed with the SEC on October 17, 2023).
10.18	Form of Non-Redemption Agreement, by and among the Company, the Sponsor and certain unaffiliated third party investors (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed with the SEC on January 4, 2024).
10.19	Subscription Agreement, dated January 16, 2024, by and among the Company, the Sponsor and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed with the SEC on January 17, 2024).
10.20*	Amendment No. 1 to Investment Management Trust Agreement, dated October 11, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on March 24, 2021).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97.1*	Policy on Recoupment of Incentive Compensation, dated as of October 2, 2023
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary.

Not applicable.

HENNESSY CAPITAL INVESTMENT CORP. VI

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Hennessy Capital Investment Corp. VI:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit, and cash flows for the years, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 30, 2024 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 28, 2024

PCAOB Number 100

HENNESSY CAPITAL INVESTMENT CORP. VI

BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$462,000	$732,000
Prepaid expenses	41,000	367,000
Total current assets	503,000	1,099,000

Non-current asset – investments held in Trust Account	270,953,000	344,463,000
Total assets	$271,456,000	$345,562,000

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$99,000	$4,000
Accrued liabilities	2,363,000	59,000
Extension Notes payable	900,000	-
Working capital loans – related party	200,000	-
Deferred compensation – related parties	1,000,000	570,000
Excise tax payable	861,000	-
Franchise and income taxes payable	721,000	65,000
Total current liabilities	6,144,000	698,000
Other liabilities:
Derivative warrant liabilities	1,114,000	1,858,000
Deferred underwriting compensation	-	11,933,000
Total liabilities	7,258,000	14,489,000
Commitments and contingencies
Class A common stock subject to possible redemption; 25,797,765 and 34,092,954 shares at $10.48 and $10.10 per share at December 31, 2023 and 2022, respectively	270,232,000	344,398,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at December 31, 2023 and 2022	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; no non-redeemable shares issued or outstanding at December 31, 2023 and 2022	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 11,364,318 shares issued and outstanding at December 31, 2023 and 2022	1,000	1,000
Additional paid-in capital	1,825,000	-
Accumulated deficit	(7,860,000)	(13,326,000)
Total stockholders’ deficit	(6,034,000)	(13,325,000)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$271,456,000	$345,562,000

See accompanying notes to financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2023	2022
General and administrative expenses	$4,825,000	$2,309,000
Estimated fair value of Founder Shares provided in Non-Redemption Agreements	1,825,000	-
Loss from operations	(6,650,000)	(2,309,000)
Other income (expense):
Interest income earned on Trust Account	15,526,000	4,786,000
Change in fair value of derivative warrant liabilities	744,000	13,747,000
Total other income	16,270,000	18,533,000
Income before provision for income tax	9,620,000	16,224,000
Provision for income tax	(3,221,000)	(920,000)
Net income	$6,399,000	$15,304,000

Weighted average shares of Class A common stock outstanding - basic and diluted	31,957,000	34,093,000
Net income per share of Class A common stock – basic and diluted	$0.15	$0.34

Weighted average shares of Class B common stock outstanding – basic and diluted	11,364,000	11,364,000
Net income per share of Class B common stock – basic and diluted	$0.15	$0.34

See accompanying notes to financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2023:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, January 1, 2023	-	$-	11,364,318	$1,000	$-	$(13,326,000)	$(13,325,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(72,000)	(72,000)
Estimated fair value of deemed contribution Founders Shares	-	-	-	-	1,825,000	-	1,825,000
Excise tax payable on redemptions	-	-	-	-	-	(861,000)	(861,000)
Net income	-	-	-	-	-	6,399,000	6,399,000
Balances, December 31, 2023	-	$-	11,364,318	$1,000	$1,825,000	$(7,860,000)	$(6,034,000)

For the year ended December 31, 2022:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, January 1, 2022	-	$-	11,364,318	$1,000	$-	$(25,162,000)	$(25,161,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(3,468,000)	(3,468,000)
Net income	-	-	-	-	-	15,304,000	15,304,000
Balances, December 31, 2022	-	$-	11,364,318	$1,000	$-	$(13,326,000)	$(13,325,000)

See accompanying notes to financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

STATEMENTS OF CASH FLOWS

	For the year ended December 31
	2023	2022
Cash flows from operating activities:
Net income	$6,399,000	$15,304,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in the Trust Account	(15,526,000)	(4,786,000)
Estimated fair value of Founders Shares provided in Non-Redemption Agreements	1,825,000	-
Change in fair value of derivative liabilities	(744,000)	(13,747,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	326,000	457,000
Increase (decrease) in accounts payable	95,000	(25,000)
Increase in accrued liabilities	2,304,000	23,000
Increase in deferred compensation – related parties	430,000	486,000
Increase (decrease) in franchise and income taxes payable	656,000	(137,000)
Net cash used in operating activities	(4,235,000)	(2,425,000)

Cash flows from investing activities:
Cash withdrawn from Trust account for redemptions	86,171,000	-
Cash withdrawn from Trust Account for taxes	2,865,000	1,261,000
Net cash provided by investing activities	89,036,000	1,261,000

Cash flows from financing activities:
Cash from issuance of working capital loans	1,100,000	-
Redemption of Class A common stock	(86,171,000)	-
Payment of offering costs	-	(70,000)
Net cash provided by financing activities	(85,071,000)	(70,000)

Net decrease in cash	(270,000)	(1,234,000)
Cash at beginning of period	732,000	1,966,000
Cash at end of period	$462,000	$732,000

Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$2,556,000	$905,000

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

At December 31, 2023, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners VI LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $340,930,000 Public Offering (Note 3) and a $10,819,000 private placement of warrants (the “Private Placement Warrants”) to our Sponsor, our Direct Anchor Investors (as defined below) and Other Anchor Investors (as defined below) (“Private Placement”) (Note 4). Upon the closing of the Public Offering and the Private Placement (including the underwriters’ over-allotment option exercise), $340,930,000 was deposited in a trust account (the “Trust Account”). However, due to redemptions in October 2023, the Trust account is approximately $270,953,000 at December 31, 2023 and, subsequent to December 31, 2023, the Trust account was further reduced due to redemptions of approximately $215,340,000 in January 2024.

The Trust Account:

The funds in the Trust Account have been held in an interest-bearing demand deposit account or invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account have been used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

Extensions of Time to Complete Business Combination, Related Redemptions of Shares of Class A Common Stock and Related Excise Tax, Including Subsequent Event:

At a special meeting of stockholders held on September 29, 2023 (the “2023 Extension Meeting”), the Company’s stockholders approved the proposal (the “2023 Extension Amendment”) to amend and restate the Company’s certificate of incorporation to extend the date by which the Company must (i) consummate an initial Business Combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Public Offering from October 1, 2023 to January 10, 2024 (or such earlier date as determined by the board of directors of the Company, the “Initial Extended Date”). Subsequent to December 31, 2023, at a special meeting of stockholders held on January 10, 2024 (the “2024 Extension Meeting”), the Company’s stockholders approved the proposal (the “2024 Extension Amendment”) to amend and restate the Company’s certificate of incorporation to extend the date by which the Company must (i) consummate an initial Business Combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Public Offering from the Initial Extended Date to September 30, 2024 (or such earlier date as determined by the board of directors of the Company, the “Extended Date”).The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any shares of Class A common stock issued pursuant to the Public Offering (“public shares”) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination by the Extended Date, or such later date if stockholders approve an extension of such date, or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination prior to the Extended Date, or such later date if stockholders approve an extension of such date, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public stockholders.

If stockholders were to approve an extension beyond the Extended Date, the Company would expect to receive a delisting notice from NASDAQ under their requirement that special purpose acquisition companies complete a business combination within three years of the effectiveness of its IPO registration statement. However, such delisting notice can be appealed and up to 180 days grace period given to the Company at the listing committee’s discretion.

On September 29, 2023, in connection with the 2023 Extension Meeting, stockholders holding 8,295,189 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such in October 2023, the Company redeemed 8,295,189 shares of Class A common stock for approximately $86,171,000, or approximately $10.39 per share. Subsequent to December 31, 2023, in January 2024, in connection with the 2024 Extension Meeting, stockholders holding 20,528,851 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, subsequent to December 31, 2023, in January 2024, the Company redeemed 20,528,851 shares of Class A common stock for approximately $215,340,000, or approximately $10.49 per share.

Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has recorded a liability of 1% of the amount of the October 2023 redemptions, approximately $861,000, as of December 31, 2023. This liability is recorded as a reduction to accumulated deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.

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

The Company has until the Extended Date, September 30, 2024, to complete its initial Business Combination unless stockholders approve an extension of such date. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s independent directors (collectively, the “initial stockholders”) have waived their rights to participate in any redemption with respect to their Founder Shares (as defined in Note 4); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination by the Extended Date, or such later date if stockholders approve an extension of such date.

If stockholders were to approve an extension beyond the Extended Date, the Company would expect to receive a delisting notice from NASDAQ under their requirement that special purpose acquisition companies complete a business combination within three years of the effectiveness of its IPO registration statement. However, such delisting notice can be appealed and up to 180 days grace period given to the Company at the listing committee’s discretion.

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

Mandatory Liquidation, Liquidity and Going Concern:

The Company had approximately $462,000 in cash and approximately $4,920,000 of negative working capital (excluding approximately $721,000 of taxes payable that will be paid from interest income earned on assets held in the Trust Account) at December 31, 2023. Subsequent to December 31, 2023, in January 2024, the Company received a commitment for approximately $1,750,000 of additional capital, to be funded on April 1, 2024, as further discussed in Note 9. However, if the Company cannot complete a Business Combination before the Extended Date, September 30, 2024, or such later date if stockholders approve an extension of such date, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to the Extended Date, or such later date if stockholders approve an extension of such date, to receive working capital from its Sponsor and another investor to the extent necessary and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to defer payments and continue to receive loans, if available, from its Sponsor and another investor will be successful or successful within the required timeframe. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following tables reflect the net income per share after allocating income between the shares based on outstanding shares:

	Year ended December 31, 2023		Year ended December 31, 2022
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share of common stock:
Allocation of income – basic and diluted	$4,720,000	$1,679,000	$11,479,000	$3,826,000
Denominator:
Basic and diluted weighted average shares of common stock:	31,957,000	11,364,000	34,093,000	11,364,000

Basic and diluted net income per share of common stock	$0.15	$0.15	$0.34	$0.34

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2023 or 2022.

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

Use of Estimates:

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of December 31, 2023 and 2022, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs:

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A - “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering totaled approximately $19,740,000 including Company costs of approximately $990,000 together with $18,750,000 of underwriters’ discount, have been allocated to Class A common stock subject to redemption ($19,018,000) and derivative warrant liabilities ($722,000), based on their relative values, and charged to temporary equity or expense (in the case of the portion allocated to derivative warrant liabilities) upon completion of the Public Offering.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered either start-up or business combination costs and are not currently deductible. Further, warrant costs and income from change in fair value of derivative warrant liabilities may not be deductible or includible in taxable income. During the years ended December 31, 2023 and 2022, the Company recorded income tax expense of approximately $3,221,000 and $920,000, respectively. The tax provision results from substantial taxable interest income earned on the Trust Account, which was partially offset by deductible franchise taxes. The Company’s effective tax rate for the years ended December 31, 2023 and 2022 was approximately 33% and 6%, respectively. The effective tax rates differ from the expected income tax rate primarily due to substantial non-deductible income from warrant fair value adjustments, offset partially by the start-up costs (discussed above) which are not currently deductible and business combination costs which may not be deductible or taxable. At December 31, 2023 and 2022, the Company has a gross deferred tax asset of approximately $1,490,000 and $500,000, respectively, primarily related to start-up and business combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 or 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2023 or 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all shares of Class A common stock are redeemable and classified as such on the Company’s balance sheet until such time as a redemption event takes place. At December 31, 2023, the value of Class A common stock that may be redeemed is equal to approximately $10.48 per share (which is the assumed redemption price) multiplied by 25,797,765 shares of Class A common stock (after deducting the 8,295,189 shares redeemed by stockholders on September 29, 2023).

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to accumulated deficit. Accordingly, at December 31, 2023 and 2022, all of the 25,797,765 and 34,092,954 public shares, respectively, were classified outside of permanent equity. Class A common stock subject to redemption consist of:

	Dollars	Shares
Gross proceeds of Public Offering	$340,930,000	34,092,954
Less: Proceeds allocated to Public Warrants	(11,935,000)	-
Offering costs	(19,018,000)	-
Plus: Accretion of carrying value to redemption value in 2021	30,953,000	-
Subtotal at date of Public Offering and December 31, 2021	340,930,000	34,092,954
Plus: Accretion of carrying value to redemption value in 2022	3,468,000	-
Subtotal at December 31, 2022	344,398,000	34,092,954
Less: Redemptions at September 29, 2023	(86,171,000)	(8,295,189)
Plus: Forgiveness of deferred underwriting compensation	11,933,000	-
Plus: Accretion of carrying value to redemption value in 2023	72,000	-
Shares of Class A common stock subject to redemption at December 31, 2023	$270,232,000	25,797,765

Subsequent to December 31, 2023, approximately $215,340,000 was removed from the Trust Account to fund redemptions of 20,528,851 shares of Class A common stock that stockholders of the Company elected to redeem in connection with the 2024 Extension Meeting as described further in Note 1.

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

Subscription Agreement

The Company elected the fair value option to account for amounts received from its 2023 Subscription Agreement, as more fully defined and described in Note 5. As a result of applying the fair value option, the Company recognizes the amounts received at fair value, with subsequent changes in fair value recognized as a change in fair value in the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events and transactions occurring after December 31, 2023 (the balance sheet date), up to the date of the financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the financial statements have been recognized or disclosed. See Notes 1, 2, 3, 7 and 10.

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

The Company paid an underwriting discount of 2.0% of the per Unit price to the underwriters at the closing of the Public Offering and over-allotment option exercise (an aggregate of approximately $6,819,000), with an additional fee (the “Deferred Discount”) of 3.5% (an aggregate of approximately $11,933,000) of the gross offering proceeds payable upon the consummation of the initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination. During the year ended December 31, 2023, underwriters representing all of the approximately $11,933,000 of deferred underwriting compensation agreed to waive their right to such compensation. As such, this amount was credited to Class A common stock subject to possible redemption.

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

As indicated in Notes 1 and 2, in connection with the 2023 Extension Amendment, holders of 8,295,189 shares of Class A common stock elected to redeem their shares and as such approximately $86,171,000 was removed from the Trust Account in 2023 to pay such redemptions. Subsequent to December 31, 2023, in January 2024, in connection with the 2024 Extension Amendment, holders of 20,528,851 shares of Class A common stock elected to redeem their shares and as such approximately $215,340,000 was removed from the Trust Account in 2024 to pay such redemptions.

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

If the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.50 per warrant, at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. In June 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Warrants at the option of the lender as described above. The Company has determined that the value of the conversion feature is immaterial at December 31, 2023 and therefore the loan has been recorded at par value. As of December 31, 2023 and 2022, there was $200,000 and $0 outstanding under the working capital loan.

See also Note 9 – Subsequent Events regarding the 2024 Subscription Agreement (defined in Note 9) entered into subsequent to December 31, 2023 in January 2024.

Administrative Support Agreement and Payments to Certain Officers

The Company has agreed to pay $15,000 per month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on September 29, 2021, the date the Company’s securities were first listed on the Nasdaq Global Market, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Charges to operations under the agreement for the each of the years ended December 31, 2023 and 2022 were $180,000 and $180,000, respectively, and there was no amount payable at December 31, 2023 or December 31, 2022.

Also, commencing on September 29, 2021, the Company began to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. In addition, in January 2022, the Company began to compensate a Vice President $25,000 per month, $12,500 of which is payable upon the completion of the Company’s initial Business Combination and $12,500 of which is payable currently for his services. An aggregate of approximately $880,000 and $996,000, respectively, (approximately $430,000 and $486,000, respectively, of which is deferred) was charged to operations for the year ended December 31, 2023 and 2022. Total Deferred compensation - related parties includes approximately $1,000,000 and $570,000, respectively, under this obligation at December 31, 2023 and 2022, respectively.

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

Upon the closing of the Public Offering and the Private Placement, a total of $340,930,000 was deposited into the Trust Account. The proceeds in the Trust Account may be invested in either cash, U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

As indicated in Notes 1 and 2, in connection with the 2023 Extension Amendment, holders of 8,295,189 shares of Class A common stock elected to redeem their shares and as such approximately $86,171,000 was removed from the Trust Account in 2023 to pay such redemptions. Subsequent to December 31, 2023, in January 2024, in connection with the 2024 Extension Amendment, holders of 20,528,851 shares of Class A common stock elected to redeem their shares and as such approximately $215,340,000 was removed from the Trust Account in 2024 to pay such redemptions.

At December 31, 2023 the balance in the Trust Account was held in a demand deposit account. At December 31, 2022, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value. During the year ended December 31, 2023 and 2022, the Company withdrew approximately $2,865,000 and $1,261,000, respectively, to fund the payment of income and franchise taxes.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at December 31, 2023 or 2022.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. At December 31, 2023, the Trust Account is invested in demand deposit accounts with a bank. Since all of the Company’s permitted investments at December 31, 2022 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at December 31, 2022	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$344,463,000

NOTE 6 - WARRANT LIABILITIES

At December 31, 2023 and 2022, the Company has 18,576,712 Warrants outstanding, including 11,364,318 Public Warrants and 7,212,394 Private Placement Warrants. The Company is required to record the Warrants at fair value at each reporting period, with changes in fair value recognized in the statements of operations.

The following tables present information about the Company’s Warrant liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$682,000	$682,000	$-	$-
Private Placement Warrants	432,000	-	432,000	-
Derivative warrant liabilities at December 31, 2023	$1,114,000	$682,000	$432,000	$-

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,137,000	$1,137,000	$-	$-
Private Placement Warrants	721,000	-	721,000	-
Derivative warrant liabilities at December 31, 2022	$1,858,000	$1,137,000	$721,000	$-

There were no transfers between levels during the year ended December 31, 2023.

At December 31, 2023 and 2022, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading of the Public Warrants in an active market ($0.06 and $0.10 per warrant on December 31, 2023 and 2022, respectively). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs - Level 2).

The derivative warrant liabilities are not subject to qualified hedge accounting.

Public Warrants

At December 31, 2023 and 2022, there were 11,364,318 Public Warrants outstanding. Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock. Under the terms of the warrant agreement, the Company has agreed to use its reasonable best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants have been or will be issued upon separation of the Units and only whole Warrants trade. Each Warrant will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 7 – WORKING CAPITAL SUBSCRIPTION AGREEENT

On October 13, 2023, the Company entered into a subscription agreement (the “2023 Subscription Agreement”) with Hennessy Capital Group LLC, a Delaware limited liability company (“HCG”), the Sponsor, and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to make a $900,000 cash contribution to the Company (the “2023 Capital Contribution”) to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein. In October 2023, the Company received the entire $900,000 commitment, which shall be repaid to Polar by the Company upon the closing of an initial Business Combination. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock of the surviving entity in such initial Business Combination (the “Surviving Entity”) at a rate of one share of Class A common stock of the Surviving Entity (“Common Stock”) for each ten dollars ($10.00) of the 2023 Capital Contribution. In connection with the 2023 Subscription Agreement, the Company agreed to issue, or to cause the Surviving Entity to issue, 0.9 of a share of Common Stock for each dollar ($1.00) of the 2023 Capital Contribution funded as of or prior to the Closing. The Surviving Entity shall use its reasonable best efforts to cause any shares of Common Stock issued to Polar pursuant to the 2023 Subscription Agreement to be registered on the first registration statement filed by the Surviving Company following the Closing, which shall be filed no later than 30 days following the Closing and declared effective no later than 90 days following the Closing. Upon certain events of default or if the Surviving Entity fails to file a registration statement to register the shares of Common stock issued to Polar within 30 days after the Closing and to have such registration statement declared effective within 90 days after the Closing, the Company (or the Surviving Entity, as applicable) shall issue to Polar an additional 0.1 of a share of Common Stock for each dollar of the 2023 Capital Contribution funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating an initial business combination, any amounts remaining in the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts shall be the sole recourse for Polar.

The Company elected the fair value option to account for amounts received from the 2023 Subscription Agreement. As a result of applying the fair value option, the Company recognizes the amounts received at fair value, with subsequent changes in fair value recognized as a change in fair value in the consolidated statements of operations. The fair value is based on prices or valuation techniques that require significant inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.

The estimated fair value of the 2023 Subscription Agreement was $900,000 at issuance and at December 31, 2023. The estimated fair value at issuance and December 31, 2023, was determined by summing (1) the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, and (2) 0.9 shares of Common Stock for each dollar of the 2023 Capital Contribution valued using the closing stock price, then adjusting such amount by the probability of merger. The significant unobservable inputs, or level 3 measurements, at the date of issuance and December 31, 2023. included the risk-adjusted discount rate of 16.6% and probability of merger closing of 9.8%.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share. Upon completion of the Company’s initial Business Combination, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock in connection with the initial Business Combination. In March 2021 and December 31, 2021, the Company effected a stock dividend of 0.33333333 of Founder Share for each outstanding Founder Share, and the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share in September 2021, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 shares of Class B common stock (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). Because the underwriters’ exercised their over-allotment in part, 135,682 shares of Class B common stock were forfeited by the Sponsor leaving 11,364,318 shares of Class B common stock outstanding at December 31, 2023 and 2022.

At December 31, 2023 and 2022, all 25,797,765 and 34,092,954, respectively, shares of Class A common stock issued and outstanding as of such date are reflected as common stock subject to redemption.

As indicated in Notes 1, 2 and 3, in connection with the 2023 Extension Amendment, holders of 8,295,189 shares of Class A common stock elected to exercise their right to redeem such shares for a pro rata portion of the funds in the Trust Account and such shares were redeemed in October 2023. Subsequent to December 31, 2023, in January 2024, in connection with the 2024 Extension Amendment, holders of 20,528,851 shares of Class A common stock elected to redeem their shares and as such shares were redeemed in January 2024.

Non-Redemption Agreements

In September 2023, the Company and its Sponsor entered into agreements (“2023 Non-Redemption Agreements”) with twenty-one unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 25,688,054 shares of the Company’s Class A common stock (“2023 Non-Redeemed Shares”) at the 2023 Extension Meeting. In exchange for the foregoing commitment not to redeem the Non-Redeemed Shares, the Sponsor has agreed to transfer to such investors an aggregate of 2,568,805 Founder Shares held by the Sponsor, promptly following the closing of the Company’s initial Business Combination if they do not exercise their redemption rights with respect to the 2023 Non-Redeemed Shares in connection with the 2023 Extension Meeting and that the 2023 Extension Amendment proposal is approved and effected by the Company’s filing with the Secretary of the State of Delaware of a Certificate of Amendment to the Charter. The 2023 Non-Redemption Agreement resulted in there being a higher amount of funds that remain in the Trust Account following the 2023 Extension Meeting. See also, Note 9.

The Company has estimated, with the assistance of valuation professionals, the aggregate fair value of 2,568,805 Founder Shares to be transferred pursuant to the 2023 Non-Redemption Agreements to be approximately $0.71 per Founder Share. The estimated fair value, approximately $1,825,000, was determined to be a deemed contribution to the capital of the Company from the Sponsor in the statements of stockholders’ deficit in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and a business combination cost in the statement of operations. Pursuant to the Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds in the Trust Account.

Subsequent to December 31, 2023, in January 2024, the Company and its Sponsor entered into agreements (“2024 Non-Redemption Agreements”) with fourteen unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 5,112,264 shares of the Company’s Class A common stock (“2024 Non-Redeemed Shares”) at the 2024 Extension Meeting. In exchange for the foregoing commitment not to redeem the 2024 Non-Redeemed Shares, the Sponsor has agreed to transfer to such investors an aggregate of 1,022,453 Founder Shares held by the Sponsor, promptly following the closing of the Company’s initial Business Combination if they do not exercise their redemption rights with respect to the 2024 Non-Redeemed Shares in connection with the 2024 Extension Meeting and that the 2024 Extension Amendment proposal is approved and effected by the Company’s filing with the Secretary of the State of Delaware of a Certificate of Amendment to the Charter. The 2024 Non-Redemption Agreement increased the amount of funds that remain in the Trust Account following the 2024 Extension Meeting.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

As discussed in Note 1 and elsewhere, during September 2023, holders of 8,295,189 shares of Class A common Stock elected to redeem their shares in connection with the 2023 Extension Meeting. As a result, approximately $86,171,000 was removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations, and has recorded a liability of approximately $861,000 as of December 31, 2023. This liability was recorded as a reduction to accumulated deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.

Other –

See also Note 10 Subsequent Events.

NOTE 10 - SUBSEQUENT EVENTS

Working Capital Subscription Agreement

On January 16, 2024, the Company entered into a subscription agreement (the “2024 Subscription Agreement”) with its Sponsor, Daniel J. Hennessy and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to make a $1,750,000 cash contribution to the Company (the “2024 Capital Contribution”) to cover working capital expenses and certain potential excise tax obligations of the Company in accordance with the terms and conditions set forth therein, on April 1, 2024. Pursuant to the 2024 Subscription Agreement, the 2024 Capital Contribution shall be repaid to Polar by the Company upon closing of an initial business combination (the “Closing”). Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock (the “Common Stock”) of the surviving entity in such initial business combination (the “Surviving Entity”) at a rate of one share of Common Stock for each ten dollars ($10.00) of the 2024 Capital Contribution. In consideration of the foregoing 2024 Capital Contribution, the Company has agreed to issue, or to cause the Surviving Entity to issue, 70,000 shares of Class A common stock of the Surviving Entity (the “Subscription Shares”) to Polar as of or prior to the Closing. Pursuant to the 2024 Subscription Agreement, the Surviving Entity shall use its reasonable best efforts to cause the Subscription Shares issued to Polar pursuant to the 2024 Subscription Agreement to be registered on the first registration statement filed by the Surviving Company following the Closing, which shall be filed no later than 30 days following the Closing and declared effective no later than 90 days following the Closing. Upon certain events of default under the 2024 Subscription Agreement or if the Surviving Entity fails to file a registration statement to register the Subscription Shares issued to Polar within 30 days after the Closing and to have such registration statement declared effective within 90 days after the Closing, the Company (or the Surviving Entity, as applicable) shall issue to Polar an additional 0.1 of a share of Class A common stock for each one dollar ($1.00) of the 2024 Capital Contribution funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company (1) liquidates without consummating an initial business combination or (2) consummates an initial business combination, the Company shall repay the 2024 Capital Contribution within 30 calendar days of the liquidation or within five (5) business days of the Closing (as applicable, the “Specified Period”). In the event that such 2024 Capital Contribution is not repaid in full within the Specified Period, Daniel J. Hennessy, the Chairman and Chief Executive Officer of the Company, has agreed (in his individual capacity) to purchase from Polar all of Polar’s remaining rights under the 2024 Subscription Agreement (excluding the right to receive the Subscription Shares, which shall remain with Polar) for a cash amount equal to the portion of the 2024 Capital Contribution not repaid by the Company.

The foregoing description of the 2024 Subscription Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the 2024 Subscription Agreement.

Non-Redemption Agreements

Subsequent to December 31, 2023, in January 2024, the Company and its Sponsor entered into agreements (“Non-Redemption Agreements”) with fourteen unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 5,112,264 shares of the Company’s Class A common stock (“Non-Redeemed Shares”) at the 2024 Extension Meeting. In exchange for the foregoing commitment not to redeem the Non-Redeemed Shares, the Sponsor has agreed to transfer to such investors an aggregate of 1,022,453 Founder Shares held by the Sponsor, promptly following the closing of the Company’s initial Business Combination if they do not exercise their redemption rights with respect to the Non-Redeemed Shares in connection with the 2024 Extension Meeting and that the 2024 Extension Amendment proposal is approved and effected by the Company’s filing with the Secretary of the State of Delaware of a Certificate of Amendment to the Charter. The Non-Redemption Agreement increased the amount of funds that remain in the Trust Account following the 2024 Extension Meeting.

Other –

See also Notes 1, 2, 3 and 8 with respect to redemptions of Class A common stock paid subsequent to December 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2024	HENNESSY CAPITAL INVESTMENT CORP. VI

	By:	/s/ Daniel J. Hennessy
		Name:	Daniel J. Hennessy
		Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel J. Hennessy	Chairman of the Board of Directors and Chief Executive Officer	March 28, 2024
Daniel J. Hennessy	(Principal Executive Officer)

/s/ Nicholas A. Petruska	Executive Vice President, Chief Financial Officer and Secretary	March 28, 2024
Nicholas A. Petruska	(Principal Financial and Accounting Officer)

/s/ Anna Brunelle	Director	March 28, 2024
Anna Brunelle

/s/ Sidney Dillard	Director	March 28, 2024
Sidney Dillard

/s/ Gregory D. Ethridge	Director	March 28, 2024
Gregory D. Ethridge

/s/ Walter Roloson	Director	March 28, 2024
Walter Roloson

/s/ John Zimmerman	Director	March 28, 2024
John Zimmerman