Form 10-Q
period 2024-03-31
Hennessy Capital Investment Corp. VI
filed 2024-05-15
CIK 1842937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 5,268,914 shares of the Company’s Class A common stock and 11,364,318 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VI

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VI

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$6,000	$462,000
Prepaid expenses	102,000	41,000
Total current assets	108,000	503,000

Non-current asset – cash held in Trust Account	55,959,000	270,953,000
Total assets	$56,067,000	$271,456,000

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$178,000	$99,000
Accrued liabilities	2,681,000	2,363,000
Extension notes payable	2,816,000	900,000
Working capital loans – related party	200,000	200,000
Deferred compensation – related parties	1,080,000	1,000,000
Excise tax payable	861,000	861,000
Franchise and income taxes payable	304,000	721,000
Total current liabilities	8,120,000	6,144,000
Other liabilities:
Derivative warrant liabilities	1,857,000	1,114,000
Total liabilities	9,977,000	7,258,000
Commitments and contingencies
Class A common stock subject to possible redemption; 5,268,914 and 25,797,765 shares at $10.56 and $10.48 per share at March 31, 2024 and December 31, 2023, respectively	55,655,000	270,232,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at March 31, 2024 and December 31, 2023	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; no non-redeemable shares issued or outstanding at March 31, 2024 and December 31, 2023	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 11,364,318 shares issued and outstanding at March 31, 2024 and December 31, 2023	1,000	1,000
Additional paid-in capital	3,325,000	1,825,000
Accumulated deficit	(12,891,000)	(7,860,000)
Total stockholders’ deficit	(9,565,000)	(6,034,000)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$56,067,000	$271,456,000

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2024	2023
General and administrative expenses	$822,000	$1,045,000
Estimated fair value of Founder Shares provided in Non-Redemption Agreements	1,500,000	-
Loss from operations	(2,322,000)	(1,045,000)
Other income (expense):
Interest income earned on Trust Account	927,000	3,655,000
Change in fair value of Extension Notes payable	(1,916,000)	-
Change in fair value of derivative warrant liabilities	(744,000)	(1,114,000)
Total other income (expense)	(1,733,000)	2,541,000
Income (loss) before provision for income tax	4,055,000	1,496,000
Provision for income tax	(213,000)	(770,000)
Net income (loss)	$(4,268,000)	$726,000

Weighted average shares of Class A common stock outstanding - basic and diluted	7,525,000	34,093,000
Net income (loss) per share of Class A common stock – basic and diluted	$(0.23)	$0.02

Weighted average shares of Class B common stock outstanding – basic and diluted	11,364,000	11,365,000
Net income (loss) per share of Class B common stock – basic and diluted	$(0.23)	$0.02

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2024:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2023	-	$-	11,364,318	$1,000	$1,825,000	$(7,860,000)	$(6,034,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(763,000)	(763,000)
Estimated fair value of deemed contribution Founders Shares	-	-	-	-	1,500,000	-	1,500,000
Net loss	-	-	-	-	-	(4,268,000)	(4,268,000)
Balances, March 31, 2024 (unaudited)	-	$-	11,364,318	$1,000	$3,325,000	$(12,891,000)	$(9,565,000)

For the three months ended March 31, 2023:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2022	-	$-	11,364,318	$1,000	$-	$(13,326,000)	$(13,325,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(2,833,000)	(2,833,000)
Net income	-	-	-	-	-	726,000	726,000
Balances, March 31, 2023 (unaudited)	-	$-	11,364,318	$1,000	$1,825,000	$(15,433,000)	$(15,432,000)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(4,268,000)	$726,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned in the Trust Account	(927,000)	(3,655,000)
Estimated fair value of Founders Shares provided in Non-Redemption Agreements	1,500,000	-
Change in fair value of derivative liabilities	744,000	1,114,000
Change in fair value of extension notes payable	1,916,000	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(61,000)	60,000
Increase (decrease) in accounts payable	79,000	7,000
Increase in accrued liabilities	318,000	414,000
Increase in deferred compensation – related parties	80,000	121,000
Increase (decrease) in franchise and income taxes payable	(417,000)	771,000
Net cash used in operating activities	(1,036,000)	(442,000)

Cash flows from investing activities:
Cash withdrawn from Trust account for redemptions	215,340,000	-
Cash withdrawn from Trust Account for taxes	580,000	50,000
Net cash provided by investing activities	215,920,000	50,000

Cash flows from financing activities:
Redemption of Class A common stock	(215,340,000)	-
Net cash used in financing activities	(215,340,000)	-

Net decrease in cash	(456,000)	(392,000)
Cash at beginning of period	462,000	732,000
Cash at end of period	$6,000	$340,000

Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$680,000	$-

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

At March 31, 2024, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners VI LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $340,930,000 Public Offering (Note 3) and a $10,819,000 private placement of warrants (the “Private Placement Warrants”) to our Sponsor, our Direct Anchor Investors (as defined below) and Other Anchor Investors (as defined below) (“Private Placement”) (Note 4). Upon the closing of the Public Offering and the Private Placement (including the underwriters’ over-allotment option exercise), $340,930,000 was deposited in a trust account (the “Trust Account”). However, due to redemptions in October 2023 and January 2024, the Trust account is approximately $55,959,000 and $270,953,000 at March 31, 2024 and December 31, 2023, respectively.

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

Extensions of Time to Complete Business Combination, Related Redemptions of Shares of Class A Common Stock and Related Excise Tax:

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

In January 2024, in connection with the 2024 Extension Meeting, stockholders holding 20,528,851 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, in January 2024, the Company redeemed 20,528,851 shares of Class A common stock for approximately $215,340,000, or approximately $10.49 per share.

Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has recorded a liability of 1% of the amount of the October 2023 redemptions, approximately $861,000, as of December 31, 2023. This liability is recorded as a reduction to accumulated deficit as it is related to the capital stock of the Company. Management is continuing to evaluate the requirements of the Inflation Reduction Act and the Company’s operations, with respect to the January 2024 redemptions and has concluded that substantial uncertainties exist as to whether such redemptions would result in additional liability at March 31, 2024 as such no amount of potential additionally liability has been recorded.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 29, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any other future periods.

Mandatory Liquidation, Liquidity and Going Concern:

The Company had approximately $6,000 in cash and approximately $7,708,000 of negative working capital (excluding approximately $304,000 of taxes payable that will be paid from interest income earned on assets held in the Trust Account) at March 31, 2024. Subsequent to March 31, 2024, in April 2024, the Company consummated a commitment for $1,750,000 of additional capital which was funded on April 1, 2024, as further discussed in Note 7. However, if the Company cannot complete a Business Combination before the Extended Date, September 30, 2024, or such later date if stockholders approve an extension of such date, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to the Extended Date, or such later date if stockholders approve an extension of such date, to receive working capital from its Sponsor and another investor to the extent necessary and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to defer payments and continue to receive loans, if available, from its Sponsor and another investor will be successful or successful within the required timeframe. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Emerging Growth Company:

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standards. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income (Loss) per Share of Common Stock:

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

The following tables reflect the net income (loss) per share after allocating income between the shares based on outstanding shares:

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income (loss) per share of common stock:
Allocation of income (loss) – basic and diluted	$(1,700,000)	$(2,568,000)	$545,000	$181,000
Denominator:
Basic and diluted weighted average shares of common stock:	7,525,000	11,364,000	34,093,000	11,364,000

Basic and diluted net income (loss) per share of common stock	$(0.23)	$(0.23)	$0.02	$0.02

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at March 31, 2024 or December 31, 2023.

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

Fair Value of Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheets primarily due to their short-term nature, except for derivative warrant liabilities (see Note 6).

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of March 31, 2024 and December 31, 2023, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered either start-up or business combination costs and are not currently deductible. Further, warrant costs and income from change in fair value of derivative warrant liabilities may not be deductible or includible in taxable income. During the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of approximately $213,000 and $770,000, respectively. The tax provision results from taxable interest income earned on the Trust Account, which was partially offset by deductible franchise taxes. The Company’s effective three months ended March 31, 2024 and 2023 was approximately 5% and 51%, respectively. The effective tax rates differ from the expected income tax rate primarily due to substantial non-deductible income or expense from warrant fair value adjustments, offset partially by the start-up costs (discussed above) which are not currently deductible and business combination costs which may not be deductible or taxable. At March 31, 2024 and December 31, 2023, the Company has a gross deferred tax asset of approximately $1,655,000 and $1,490,000, respectively, primarily related to start-up and business combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 or December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all shares of Class A common stock are redeemable and classified as such on the Company’s unaudited condensed balance sheet until such time as a redemption event takes place. At March 31, 2024, the value of Class A common stock that may be redeemed is equal to approximately $10.56 per share (which is the assumed redemption price) multiplied by 5,268,914 shares of Class A common stock (after deducting the 20,528,851 shares redeemed by stockholders on January 10, 2024). At December 31, 2023, the value of Class A common stock that may be redeemed is equal to approximately $10.48 per share (which is the assumed redemption price) multiplied by 25,797,765 shares of Class A common stock (after deducting the 8,295,189 shares redeemed by stockholders on September 29, 2023).

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to accumulated deficit. Accordingly, at March 31, 2024 and December 31, 2023, all of the 5,268,914 and 25,797,765 public shares, respectively, were classified outside of permanent equity. Class A common stock subject to possible redemption consist of:

	Dollars	Shares
Gross proceeds of Public Offering	$340,930,000	34,092,954
Less: Proceeds allocated to Public Warrants	(11,935,000)	-
Offering costs	(19,018,000)	-
Plus: Accretion of carrying value to redemption value in 2021	30,953,000	-
Subtotal at date of Public Offering and December 31, 2021	340,930,000	34,092,954
Plus: Accretion of carrying value to redemption value in 2022	3,468,000	-
Subtotal at December 31, 2022	344,398,000	34,092,954
Less: Redemptions at September 29, 2023	(86,171,000)	(8,295,189)
Plus: Forgiveness of deferred underwriting compensation	11,933,000	-
Plus: Accretion of carrying value to redemption value in 2023	72,000	-
Shares of Class A common stock subject to possible redemption at December 31, 2023	$270,232,000	25,797,765
Less: Redemptions in January 2024	(215,340,000)	(20,528,851)
Plus: Accretion of carrying value to possible redemption value to March 31, 2024	763,000
Shares of Class A common stock subject to possible redemption at March 31, 2024	$55,655,000	5,268,914

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each unaudited condensed balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the Warrants accounted for as liabilities are charged to operations when the Warrants are issued. The fair value of the Warrants as described below in Note 6, is based upon or derived from the trading price of our warrants issued initially as part of the units offered in our initial public offering (the “Public Warrants”) but now trade separately in an active, open market.

Subscription Agreement/Extension Notes

The Company elected the fair value option to account for amounts received from its 2023 Subscription Agreement, as defined and described in Note 7. Similarly, the Company will elect the fair value option for the 2024 Subscription Agreement, as defined and described in Note 7, when it was drawn down in April 2024. As a result of applying the fair value option, the Company recognizes the amounts received at fair value, with subsequent changes in fair value recognized as a change in fair value in the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.

Founder Shares Granted Under Non-Redemption Agreements

The Company accounts for the aggregate fair value of founder shares to be transferred pursuant to the 2023 and 2024 Non-Redemption Agreements as a deemed contribution to the capital of the Company from our sponsor in the unaudited condensed statements of stockholders’ deficit in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and as a business combination cost in the unaudited statement of operations.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Subsequent Events:

Management has evaluated subsequent events and transactions occurring after March 31, 2024 (the unaudited condensed balance sheet date), up to the date of the unaudited condensed financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the unaudited condensed financial statements have been recognized or disclosed. See Notes 4 and 7.

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

The Company intends to finance a Business Combination with proceeds of approximately $340,930,000 (before redemptions in September 2023 and January 2024 discussed below) from the Public Offering and $10,819,000 from the private placement (Note 4), net of expenses of the offering and amounts allocated to working capital. Upon the closing of the Public Offering, the over-allotment option and the Private Placement, approximately $340,930,000 was deposited in the Trust Account.

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

Related Party Loans

If the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.50 per warrant, at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. In June 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Warrants at the option of the lender as described above. The Company has determined that the value of the conversion feature is immaterial at March 31, 2024 and December 31, 2023 and therefore the loan has been recorded at par value. As of March 31, 2024 and December 31, 2023, there was $200,000 outstanding at each date under the working capital loan.

Administrative Support Agreement and Payments to Certain Officers

The Company has agreed to pay $15,000 per month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC. Services commenced on September 29, 2021, the date the Company’s securities were first listed on the Nasdaq Global Market, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Charges to operations under the agreement for the three months ended March 31, 2024 and 2023 were $45,000 and $45,000, respectively, and there was approximately $35,000 payable at March 31, 2024 and no amount payable at December 31, 2023.

Also, commencing on September 29, 2021, the Company began to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. In addition, in January 2022, the Company began to compensate a Vice President $25,000 per month, $12,500 of which is payable upon the completion of the Company’s initial Business Combination and $12,500 of which is payable currently for his services. An aggregate of approximately $162,000 and $249,000, respectively, (approximately $80,000 and $122,000, respectively, of which is deferred) was charged to operations for the three months ended March 31, 2024 and 2023. Total Deferred compensation - related parties includes approximately $1,080,000 and $1,000,000, respectively, under this obligation at March 31, 2024 and December 31, 2023.

During September 2023, payments under the agreements to the Company’s Chief Operating Officer ceased in connection with his resignation as an officer (but not as a director) of the Company.

Related Party Agreement in Connection with the 2024 Subscription Agreement

The Company’s Chairman and Chief Executive Officer has agreed (in his individual capacity) to purchase from Polar (as defined in Note 7) all of Polar’s remaining rights under the 2024 Subscription Agreement (excluding the right to receive the Subscription Shares, which shall remain with Polar) for a cash amount equal to the portion of the 2024 Capital Contribution (as defined in Note 7) not repaid by the Company. See Note 7 Working Capital Subscription Agreements – 2024 Subscription Agreement.

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

At March 31, 2024 and December 31, 2023, the balance in the Trust Account was held in a demand deposit account. The balance in the Trust Account is presented at fair value. During the three months ended March 31, 2024 and 2023, the Company withdrew approximately $580,000 and $50,000, respectively, to fund the payment of income and franchise taxes.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at March 31, 2024 or December 31, 2023.

NOTE 6 - WARRANT LIABILITIES

At March 31, 2024 and December 31, 2023, the Company has 18,576,712 Warrants outstanding, including 11,364,318 Public Warrants and 7,212,394 Private Placement Warrants. The Company is required to record the Warrants at fair value at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations.

The following tables present information about the Company’s Warrant liabilities that are measured at fair value on a recurring basis at March 31, 2024 (unaudited) and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,136,000	$1,136,000	$-	$-
Private Placement Warrants	721,000	-	721,000	-
Derivative warrant liabilities at March 31, 2024	$1,857,000	$1,136,000	$721,000	$-

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$682,000	$682,000	$-	$-
Private Placement Warrants	432,000	-	432,000	-
Derivative warrant liabilities at December 31, 2023	$1,114,000	$682,000	$432,000	$-

There were no transfers between levels during three months ended March 31, 2024 and the year ended December 31, 2023.

At March 31, 2024 and December 31, 2023, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading of the Public Warrants in an active market ($0.10 and $0.06 per warrant on March 31, 2024 and December 31, 2023, respectively). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs - Level 2).

The derivative warrant liabilities are not subject to qualified hedge accounting.

Public Warrants

At March 31, 2024 and December 31, 2023, there were 11,364,318 Public Warrants outstanding. Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock. Under the terms of the warrant agreement, the Company has agreed to use its reasonable best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants have been or will be issued upon separation of the Units and only whole Warrants trade. Each Warrant will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 7 - WORKING CAPITAL SUBSCRIPTION AGREEMENTS

2023 Subscription Agreement

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

The estimated fair value of the 2023 Subscription Agreement was $900,000 at issuance and at December 31, 2023. The estimated fair value at issuance and December 31, 2023, was determined by summing (1) the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, and (2) 0.9 shares of Common Stock for each dollar of the 2023 Capital Contribution valued using the closing stock price, then adjusting such amount by the probability of merger. The significant unobservable inputs, or Level 3 measurements, at the date of issuance and December 31, 2023, included the probability of merger closing of 9.7%.

The estimated fair value of the 2023 Subscription Agreement was $2,816,000 at March 31, 2024, was determined by summing (1) the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, and (2) 0.9 shares of Common Stock for each dollar of the 2023 Capital Contribution valued using the closing stock price, then adjusting such amount by the probability of merger. The significant unobservable inputs, or Level 3 measurements, at March 31, 2024, included the probability of merger closing of 30%.

2024 Subscription Agreement

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

Subsequent to March 31, 2024, on April 1, 2024, the Company received proceeds of $1,750,000 under the 2024 Subscription Agreement.

The Company elected the fair value option to account for amounts received from the 2024 Subscription Agreement. As a result of applying the fair value option, the Company recognizes the amounts received at fair value, with subsequent changes in fair value recognized as a change in fair value in the consolidated statements of operations. The fair value is based on prices or valuation techniques that require significant inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.

The estimated fair value of the 2024 Subscription Agreement was approximately $1,750,000 upon subscription at January 16, 2024; however, the subscription was not funded until after March 31, 2024 on April 1, 2024. The estimated fair value at issuance, was determined by summing the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, then adjusting such amount by the probability of merger. The significant unobservable inputs, or Level 3 measurements, at the date of issuance and January 16, 2024. included the risk-adjusted discount rate of 12.5% and probability of merger closing of 14%.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share. Upon completion of the Company’s initial Business Combination, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock in connection with the initial Business Combination. In March 2021 and December 31, 2021, the Company effected a stock dividend of 0.33333333 of Founder Share for each outstanding Founder Share, and the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share in September 2021, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 shares of Class B common stock (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). Because the underwriters’ exercised their over-allotment in part, 135,682 shares of Class B common stock were forfeited by the Sponsor leaving 11,364,318 shares of Class B common stock outstanding at March 31, 2024 and December 31, 2023.

At March 31, 2024 and December 31, 2023, all 5,268,914 and 25,797,765, respectively, shares of Class A common stock issued and outstanding as of such date are reflected as common stock subject to redemption.

As indicated in Notes 1, 2 and 3, in connection with the 2023 Extension Amendment, holders of 8,295,189 shares of Class A common stock elected to exercise their right to redeem such shares for a pro rata portion of the funds in the Trust Account and such shares were redeemed in October 2023. Further, in January 2024, in connection with the 2024 Extension Amendment, holders of 20,528,851 shares of Class A common stock elected to redeem their shares and as such shares were redeemed in January 2024.

Non-Redemption Agreements

2023 Non-Redemption Agreements - In September 2023, the Company and its Sponsor entered into agreements (“2023 Non-Redemption Agreements”) with twenty-one unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 25,688,054 shares of the Company’s Class A common stock (“2023 Non-Redeemed Shares”) at the 2023 Extension Meeting. In exchange for the foregoing commitment not to redeem the Non-Redeemed Shares, the Sponsor has agreed to transfer to such investors an aggregate of 2,568,805 Founder Shares held by the Sponsor, promptly following the closing of the Company’s initial Business Combination if they do not exercise their redemption rights with respect to the 2023 Non-Redeemed Shares in connection with the 2023 Extension Meeting and that the 2023 Extension Amendment proposal is approved and effected by the Company’s filing with the Secretary of the State of Delaware of a Certificate of Amendment to the Charter. The 2023 Non-Redemption Agreement resulted in there being a higher amount of funds that remain in the Trust Account following the 2023 Extension Meeting.

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

2024 Non-Redemption Agreements - In January 2024, the Company and its Sponsor entered into agreements (“2024 Non-Redemption Agreements”) with fourteen unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 5,112,264 shares of the Company’s Class A common stock (“2024 Non-Redeemed Shares”) at the 2024 Extension Meeting. In exchange for the foregoing commitment not to redeem the 2024 Non-Redeemed Shares, the Sponsor has agreed to transfer to such investors an aggregate of 1,022,453 Founder Shares held by the Sponsor, promptly following the closing of the Company’s initial Business Combination if they do not exercise their redemption rights with respect to the 2024 Non-Redeemed Shares in connection with the 2024 Extension Meeting and that the 2024 Extension Amendment proposal is approved and effected by the Company’s filing with the Secretary of the State of Delaware of a Certificate of Amendment to the Charter. The 2024 Non-Redemption Agreement increased the amount of funds that remain in the Trust Account following the 2024 Extension Meeting.

The Company has estimated, with the assistance of valuation professionals, the aggregate fair value of 1,022,453 Founder Shares to be transferred pursuant to the 2024 Non-Redemption Agreements to be approximately $1.47 per Founder Share. The estimated fair value, approximately $1,500,000, was determined to be a deemed contribution to the capital of the Company from the Sponsor in the statements of stockholders’ deficit in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and a business combination cost in the statement of operations. Pursuant to the Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds in the Trust Account.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

As discussed in Note 1 and elsewhere, during September 2023, holders of 8,295,189 shares of Class A common Stock elected to redeem their shares in connection with the 2023 Extension Meeting. As a result, approximately $86,171,000 was removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations, and has recorded a liability of approximately $861,000 as of March 31, 2024. This liability was recorded as a reduction to accumulated deficit as it is related to the capital stock of the Company.

Management is continuing to evaluate the requirements of the Inflation Reduction Act and the Company’s operations with respect to the January 2024 redemptions and has concluded that substantial uncertainties exist as to whether such redemptions would result in additional liability at March 31, 2024. As such no amount of potential additionally liability has been recorded at this time.

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

These risks, uncertainties and assumptions include, but are not limited to, the following risks, uncertainties, assumptions and other factors:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination (our “Business Combination”);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the availability to us of funds from interest income on the balance of the trust account into which certain proceeds of our initial public offering were placed (the “Trust Account”);

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our registration statement on Form S-1 (File No. 333-254062) filed in connection with our initial public offering.

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

As of March 31, 2024, we had cash of approximately $6,000 and negative working capital of approximately $7,708,000, excluding income and franchise taxes that are paid from the trust account. Further, we are incurring, and expect to continue to incur, significant costs in the pursuit of an initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Events

Extensions of Time to Complete Business Combination, Related Redemptions of Shares of Class A Common Stock and Related Excise Tax

At a special meeting of stockholders held on September 29, 2023 (the “2023 Extension Meeting”), the Company’s stockholders approved the proposal (the “2023 Extension Amendment”) to amend and restate the Company’s certificate of incorporation to extend the date by which the Company must (i) consummate an initial Business Combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the public shares that was consummated on October 1, 2021, from October 1, 2023 to January 10, 2024 (or such earlier date as determined by the board of directors of the Company, the “Initial Extended Date”). At a special meeting of stockholders held on January 10, 2024 (the “2024 Extension Meeting”), the Company’s stockholders approved the proposal (the “2024 Extension Amendment”) to amend and restate the Company’s certificate of incorporation to extend the date by which the Company must (i) consummate an initial business combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the public shares from the Initial Extended Date, January 10, 2024 to September 30, 2024 (or such earlier date as determined by the board of directors of the Company, the “Extended Date”). The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial business combination by the Extended Date, or such later date if stockholders approve an extension of such date, or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial business combination prior to the Extended Date, or such later date if stockholders approve an extension of such date, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

In January 2024, in connection with the 2024 Extension Meeting, stockholders holding 20,528,851 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As such, in January 2024, the Company redeemed 20,528,851 shares of Class A common stock for approximately $215,340,000, or approximately $10.49 per share.

Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has recorded a liability of 1% of the amount of the October 2023 redemptions, approximately $861,000, as of December 31, 2023. This liability is recorded as a reduction to accumulated deficit as it is related to the capital stock of the Company. Management is continuing to evaluate the requirements of the Inflation Reduction Act and the Company’s operations, with respect to the January 2024 redemptions and has concluded that substantial uncertainties exist as to whether such redemptions would result in additional liability at March 31, 2024 as such no amount of potential additionally liability has been recorded.

Non-Redemption Agreements

In September 2023, the Company and its sponsor entered into non-redemption agreements (“Non-Redemption Agreements”) with twenty-one unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 25,688,054 public shares (“September 2023 Non-Redeemed Shares”) at the 2023 Extension Meeting. In exchange for the foregoing commitment not to redeem the September 2023 Non-Redeemed Shares, our sponsor agreed to transfer to such investors an aggregate of 2,568,805 founder shares held by our sponsor, promptly following the closing of the Company’s initial business combination if they did not exercise their redemption rights with respect to the September 2023 Non-Redeemed Shares in connection with the 2023 Extension Meeting and the 2023 Extension Amendment was approved and effected by the Company’s filing with the Secretary of the State of Delaware of the First Amendment to the amended and restated certificate of incorporation.

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

In January 2024, the Company and its sponsor entered into Non-Redemption Agreements with fourteen unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 5,112,264 public shares (“January 2024 Non-Redeemed Shares”) at the 2024 Extension Meeting. In exchange for the foregoing commitment not to redeem the January 2024 Non-Redeemed Shares, our Sponsor agreed to transfer to such investors an aggregate of 1,022,453 founder shares held by our sponsor, promptly following the closing of the Company’s initial business combination if they did not exercise their redemption rights with respect to the January 2024 Non-Redeemed Shares in connection with the 2024 Extension Meeting and that the 2024 Extension Amendment was approved and effected by the Company’s filing with the Secretary of the State of Delaware of the Second Amendment to the amended and restated certificate of incorporation.

The Company has estimated, with the assistance of valuation professionals, the aggregate fair value of 1,022,453 founder shares to be transferred pursuant to the Non-Redemption Agreements to be approximately $1.47 per founder share. The estimated fair value, approximately $1,500,000, was determined to be a deemed contribution to the capital of the Company from our sponsor in the statements of stockholders’ equity in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and a business combination cost in the statement of operations. Pursuant to the Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds in the trust account.

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

Subsequent to March 31, 2024, on April 1, 2024, the Company received proceeds of $1,750,000 under the Polar Subscription Agreement II.

The Company elected the fair value option to account for amounts received from the Polar Subscription Agreement I and II. As a result of applying the fair value option, the Company recognizes the amounts received at fair value, with subsequent changes in fair value recognized as a change in fair value in the consolidated statements of operations. The fair value is based on prices or valuation techniques that require significant inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.

The estimated fair value of the 2024 Subscription Agreement was approximately $1,750,000 upon subscription at January 16, 2024; however, the subscription was not funded until after March 31, 2024 on April 1, 2024. The estimated fair value at issuance, was determined by summing the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, then adjusting such amount by the probability of merger. The significant unobservable inputs, or Level 3 measurements, at the date of issuance and January 16, 2024. included the risk-adjusted discount rate of 12.5% and probability of merger closing of 14%.

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

The Company elected the fair value option to account for amounts received from the Polar Subscription Agreement I and II. As a result of applying the fair value option, the Company recognizes the amounts received at fair value, with subsequent changes in fair value recognized as a change in fair value in the consolidated statements of operations. The fair value is based on prices or valuation techniques that require significant inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.

The Company accounts for the aggregate fair value of founder shares to be transferred pursuant to the 2023 and 2024 Non-Redemption Agreements as a deemed contribution to the capital of the Company from its sponsor in the unaudited condensed statements of stockholders’ equity in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and as a business combination cost in the unaudited statement of operations.

General and administrative expenses — For the three months ended March 31, 2024, we had a loss from operations of approximately $2,322,000, consisting primarily of costs associated with the estimated fair value of founder shares provided as compensation to investors for entering into the Non-Redemption Agreements of approximately $1,500,000, costs for being a public company of approximately $240,000 (including approximately $55,000 of proxy-related costs), compensation of approximately $162,000, respectively (approximately $80,000 of which is deferred), approximately $50,000 of franchise taxes, approximately $45,000 of administrative fees to our Sponsor, and approximately $325,000 of costs associated with searching for a suitable business combination and other costs.

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

Other income (expense) — In addition to operating costs, for the three March 31, 2024, we had other expense of approximately $1,733,000, representing the increase in fair value of our warrant liability during the period of approximately $744,000 plus the increase in fair value of our Extension Notes payable of $1,916,000, partially offset by interest income of approximately $927,000 on our demand deposits in the Trust Account.

For the three months ended March 31, 2023, we had other income of approximately $2,541,000 consisting of approximately $3,655,000 of interest income partially offset by other expense of approximately $1,114,000 representing the increase in fair value of our warrant liability during the period.

The change in the interest income is the result of market conditions as well as significant decreases in the Trust Account due to redemptions in September 2023 and January 2024.

Provision for income taxes — The provision for income taxes in the three months ended March 31, 2024, $213,000 results from taxable interest income offset by deductible franchise taxes. Since the Company’s operating expenses are considered non-deductible start-up costs or business combination expenses, they are not deductible for income tax purposes. Further, the change in value of our derivative warrant liabilities and our Extension Notes, as well as the estimated fair value of founder shares provided in Non-Redemption Agreements do not result in taxable income or expense.

The provision for income tax in the three months ended March 31, 2024 was approximately $770,000 and resulted from taxable interest income offset by deductible franchise taxes.

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

In June 2023, the Sponsor loaned $200,000 to the Company. In October 2023, Polar made a capital contribution to the Company of $900,000. In January 2024, Polar agreed to make an additional capital contribution to the Company of $1,750,000, which contribution was made subsequent to March 31, 2024 on April 1, 2024.

On September 29, 2023, in connection with the 2023 Extension Meeting, stockholders holding 8,295,189 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, on October 12, 2023, the Company redeemed 8,295,189 shares of Class A common stock for approximately $86,171,000, or approximately $10.39 per share. Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has an excise tax liability of 1% of the redemption amount, approximately $861,000 accrued on its unaudited condensed balance sheet at March 31, 2024 and its balance sheet at December 31, 2024. This liability was recorded as a reduction to stockholders’ deficit as it is related to the capital stock of the Company.

In January 2024, in connection with the 2024 Extension Meeting, stockholders holding 20,528,851 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, in January 2024, the Company redeemed 20,528,851 shares of Class A common stock for approximately $215,340,000, or approximately $10.49 per share. Management is continuing to evaluate the requirements of the Inflation Reduction Act and the Company’s operations with respect to the January 2024 redemptions and has concluded that substantial uncertainties exist as to whether such redemptions would result in additional liability at March 31, 2024. As such no amount of potential additionally liability has been recorded at this time.

Mandatory Liquidation, Liquidity and Going Concern:

The Company had approximately $6,000 in cash and approximately 7,708,000 of negative working capital (excluding approximately $304,000 of taxes payable that will be paid from interest income earned on assets held in the Trust Account) at March 31, 2024. Subsequent to March 31, 2024, on April 2024, the Company consummated a commitment for $1,750,000 of additional capital which was funded on April 1, 2024, as further discussed in Note 7. However, if the Company cannot complete a Business Combination before the Extended Date, September 30, 2024, or such later date if stockholders approve an extension of such date, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to the Extended Date, or such later date if stockholders approve an extension of such date, to receive working capital from its Sponsor and another investor to the extent necessary and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to defer payments and continue to receive loans, if available, from its Sponsor and another investor will be successful or successful within the required timeframe. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful.

Our Sponsor, an affiliate of our Sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. Up to $1,500,000 of such loans may be convertible into Warrants at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants issued to our Sponsor, our direct anchor investors and our other anchor investors. The terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. In June 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Warrants at the option of the lender as described above. The Company has determined that the fair value of the conversion feature is immaterial and therefore the loan has been recorded at par value. As of March 31, 2024 and December 31, 2023, there was $200,000 and $200,000 outstanding under the working capital loan.

On October 13, 2023, the Company entered into the Polar Subscription Agreement I with HCG, the Sponsor, and Polar, pursuant to which Polar agreed to make a $900,000, cash contribution to the Company to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein and as further described in “—Recent Events—Subscription Agreements” above.

On January 10, 2024, the Company entered into the Polar Subscription Agreement II with HCG, Daniel J. Hennessy, the Sponsor, and Polar, pursuant to which Polar agreed to make a $1,750,000 cash contribution to the Company to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein and as further provided in “—Recent Events—Subscription Agreements” above.

If we complete our initial Business Combination, we would repay amounts loaned under the Sponsor’s working capital loan and return the Capital Contribution made by Polar pursuant to the terms of the Polar Subscription Agreement I and II out of the proceeds of the trust account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such amounts but no proceeds from our trust account would be used for such repayment.

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

Off-balance sheet financing arrangements

As of March 31, 2024, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At March 31, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

In June 30, 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Warrants at the option of the lender as described in “—Liquidity and Capital Resources— Mandatory Liquidation, Liquidity and Going Concern” above.

In October 2023, the Company entered into the Polar Subscription Agreement I with HCG, the Sponsor and Polar, pursuant to which the Company agreed to return the First Capital Contribution to Polar. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Common Stock at a rate of one share of Common Stock for each ten dollars ($10.00) of the First Capital Contribution. The Company must also issue to Polar 0.9 of a share of Common Stock for each dollar ($1.00) of the First Capital Contribution funded as of or prior to the Closing. The terms and conditions of the Subscription Agreement are described in additional detail in “—Recent Events—Subscription Agreements” above.

On January 16, 2024, the Company entered into the Polar Subscription Agreement II with the Sponsor and Polar pursuant to which Polar agreed to make the Second Capital Contribution to cover working capital expenses and certain potential excise tax obligations of the Company in accordance with the terms and conditions set forth therein. Pursuant to the Polar Subscription Agreement II, the Second Capital Contribution shall be repaid to Polar by the Company upon Closing. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock of the Surviving Entity at a rate of one share of Class A common stock for each ten dollars ($10.00) of the Second Capital Contribution. In consideration of the foregoing Second Capital Contribution, the Company has agreed to issue, or to cause the Surviving Entity to issue, 70,000 shares of Class A common stock of the Surviving Entity (the “Subscription Shares”) to Polar as of or prior to the Closing. The terms and conditions of the Subscription Agreement are described in additional detail in “—Recent Events—Subscription Agreements” above.

Also, commencing on September 29, 2021, the date our securities were first listed on the Nasdaq Global Market, we have agreed to compensate each of our President and Chief Operating Officer as well as our Chief Financial Officer $29,000 per month prior to the consummation of our initial Business Combination, of which $14,000 per month is payable upon the completion of our initial Business Combination and $15,000 per month is payable currently for their services. Since January 1, 2022, we have been compensating a Vice President at the rate of $25,000 per month, $12,500 of which is paid currently for his services and $12,500 of which is payable upon the closing of our initial Business Combination. An aggregate of approximately $162,000 and $249,000, respectively, was charged for operations for the three months ended March 31, 2024. Deferred compensation – related parties includes approximately $1,080,000 under this obligation for the period from September 29, 2021 to March 31, 2024.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. In October 2023 and January 2024, the Company entered into the 2023 and 2024 Subscription Agreements for which the Company was to receive cash contributions to the Company of $900,000 and $1,750,000 to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein. Such contributions shall be repaid upon closing of an initial business combination and contain various conversion or share issuance opportunities that make them complex financial instruments. The Company has adopted the fair value option in accounting for such agreements. The fair value option requires that a valuation be made of each instrument at each reporting date. Because there are limited observable inputs, such valuations are made using Level 3 estimates of value using unobservable inputs. Making such judgments of value are subjective and involves professional valuation skill. Because of that, the Company employs valuation professionals to make such fair value assessments. As such, the fair value of the Company’s extension promissory notes is a critical accounting estimate. A key metric used to calculate fair value is the probability of the closing of a business combination. Since the initial October 2023 subscription agreement this valuation metric has varied from 9.7% at inception in October and again at December 31, 2024, then 14% at inception of the 2024 Subscription Agreement and 30% at March 31, 2024. The change from 9.7% at inception in October 2023 to 30% at March 31, 2024 had a $1,916,000 impact (increase) on the amount initially recorded at inception ($900,000).

Management does not believe that the Company has any other critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Subscription Agreement, dated January 16, 2024, by and among Hennessy Capital Investment Corp. VI, Hennessy Capital Partners VI LLC, Daniel J. Hennessy and Polar Multi-Strategy Master Fund (incorporated by referenced to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 17, 2024).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. VI

Dated: May 15, 2024	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2024	/s/ Nicholas A. Petruska
	Name:	Nicholas A. Petruska
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)