Form 10-Q
period 2024-06-30
Hennessy Capital Investment Corp. VI
filed 2024-08-14
CIK 1842937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 5,268,914 shares of the Company’s Class A common stock and 11,364,318 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VI

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VI

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$980,000	$462,000
Prepaid expenses	176,000	41,000
Total current assets	1,156,000	503,000

Non-current asset – cash held in Trust Account	56,170,000	270,953,000
Total assets	$57,326,000	$271,456,000

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$127,000	$99,000
Accrued liabilities	5,396,000	2,363,000
Extension notes payable	5,802,000	900,000
Working capital loans – related party	200,000	200,000
Deferred compensation – related parties	1,159,000	1,000,000
Excise tax payable	862,000	861,000
Franchise and income taxes payable	51,000	721,000
Total current liabilities	13,597,000	6,144,000
Other liabilities:
Derivative warrant liabilities	2,787,000	1,114,000
Total liabilities	16,384,000	7,258,000
Commitments and contingencies
Class A common stock subject to possible redemption; 5,268,914 and 25,797,765 shares at $10.65 and $10.48 per share at June 30, 2024 and December 31, 2023, respectively	56,119,000	270,232,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at June 30, 2024 and December 31, 2023	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; no non-redeemable shares issued or outstanding at June 30, 2024 and December 31, 2023	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 11,364,318 shares issued and outstanding at June 30, 2024 and December 31, 2023	1,000	1,000
Additional paid-in capital	3,325,000	1,825,000
Accumulated deficit	(18,503,000)	(7,860,000)
Total stockholders’ deficit	(15,177,000)	(6,034,000)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$57,326,000	$271,456,000

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$3,502,000	$2,173,000	$4,323,000	$3,217,000
Estimated fair value of Founder Shares provided in Non-Redemption Agreements	-	-	1,500,000	-
Loss from operations	(3,502,000)	(2,173,000)	(5,823,000)	(3,217,000)
Other income (expense):
Interest income earned on Trust Account	636,000	4,144,000	1,563,000	7,798,000
Other interest income	6,000	-	6,000	-
Change in fair value of extension notes payable	(1,236,000)	-	(3,152,000)	-
Change in fair value of derivative warrant liabilities	(929,000)	1,300,000	(1,673,000)	186,000
Income (loss) before provision for income tax	(1,523,000)	3,271,000	(3,256,000)	4,767,000
Provision for income tax	(123,000)	(840,000)	(336,000)	(1,610,000)
Net income (loss)	$(5,148,000)	$2,431,000	$(9,415,000)	$3,157,000

Weighted average shares of Class A common stock outstanding - basic and diluted	5,269,000	34,093,000	6,397,000	34,093,000
Net income (loss) per share of Class A common stock – basic and diluted	$(0.31)	$0.05	$(0.53)	$0.07

Weighted average shares of Class B common stock outstanding – basic and diluted	11,364,000	11,364,000	11,364,000	11,364,000
Net income (loss) per share of Class B common stock – Basic and diluted	$(0.31)	$0.05	$(0.53)	$0.07

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended June 30, 2024:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, March 31, 2024 (unaudited)	-	$-	11,364,318	$1,000	$3,325,000	$(12,891,000)	$(9,565,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(464,000)	(464,000)
Net loss	-	-	-	-	-	(5,148,000)	(5,148,000)
Balances, June 30, 2024 (unaudited)	-	$-	11,364,318	$1,000	$3,325,000	$(18,503,000)	$(15,177,000)

For the three months ended: June 30, 2023:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, March 31, 2023 (unaudited)	-	$-	11,364,318	$1,000	$-	$(15,433,000)	$(15,432,000)
Accretion of Class A common stock subject to redemption	-	-	-	-	-	(3,255,000)	(3,255,000)
Net income	-	-	-	-	-	2,431,000	2,431,000
Balances, June 30, 2023 (unaudited)	-	$-	11,364,318	$1,000	$-	$(16,257,000)	$(16,256,000)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(continued)

For the six months ended June 30, 2024:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2023	-	$-	11,364,318	$1,000	$1,825,000	$(7,860,000)	$(6,034,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-		(1,228,000)	(1,228,000)
Estimated fair value of deemed contribution Founders Shares	-	-	-	-	1,500,000	-	1,500,000
Net (loss)	-	-	-	-	-	(9,415,000)	(9,415,000)
Balances, June 30, 2024 (unaudited)	-	$-	11,364,318	$1,000	$3,325,000	$(18,503,000)	$(15,177,000)

For the six months ended: June 30, 2023:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2022	-	$-	11,364,318	$1,000	$-	$(13,326,000)	$(13,325,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(6,088,000)	(6,088,000)
Net income	-	-	-	-	-	3,157,000	3,157,000
Balances, June 30, 2023 (unaudited)	-	$-	11,364,318	$1,000	$-	$(16,257,000)	$(16,256,000)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(9,415,000)	$3,157,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned in the Trust Account	(1,563,000)	(7,798,000)
Estimated fair value of Founders Shares provided in Non-Redemption Agreements	1,500,000	-
Change in fair value of derivative liabilities	1,673,000	(186,000)
Change in fair value of extension notes payable	3,152,000	-
Changes in operating assets and liabilities:
(Increase) decrease increase in prepaid expenses	(135,000)	191,000
Increase (decrease) in accounts payable	28,000	95,000
Increase in accrued liabilities	3,033,000	1,819,000
Increase in deferred compensation – related parties	159,000	243,000
Decrease in franchise and income taxes payable and other	(670,000)	(26,000)
Net cash used in operating activities	(2,238,000)	(2,505,000)

Cash flows from investing activities:
Cash withdrawn from Trust Account for redemptions	215,340,000	-
Cash withdrawn from Trust Account for taxes	1,006,000	1,736,000
Net cash provided by investing activities	216,346,000	1,736,000

Cash flows from financing activities:
Cash received from subscription agreements	1,750,000	-
Issuance of working capital loans		200,000
Redemption of Class A common stock	(215,340,000)	-
Net cash provided by (used in) financing activities	(213,590,000)	200,000

Net increase in cash	518,000	(569,000)
Cash at beginning of period	462,000	732,000
Cash at end of period	$980,000	$163,000

Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$983,000	$1,566,000

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

At June 30, 2024, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners VI LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $340,930,000 Public Offering (Note 5) and a $10,819,000 private placement of warrants (the “Private Placement Warrants”) to our Sponsor, our Direct Anchor Investors (as defined below) and Other Anchor Investors (as defined below) (“Private Placement”) (Note 4). Upon the closing of the Public Offering and the Private Placement (including the underwriters’ over-allotment option exercise), $340,930,000 was deposited in a trust account (the “Trust Account”). However, due to redemptions in October 2023 and January 2024, the Trust account is approximately $56,170,000 and $270,953,000 at June 30, 2024 and December 31, 2023, respectively.

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

Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has recorded a liability of 1% of the amount of the October 2023 redemptions, approximately $861,000, as of December 31, 2023. This liability is recorded as a reduction to accumulated deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled. Management is continuing to evaluate the requirements of the Inflation Reduction Act and the Company’s operations, with respect to the January 2024 redemptions and has concluded that substantial uncertainties exist as to whether such redemptions would result in additional liability at June 30, 2024 as such no amount of potential additionally liability has been recorded.

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

The Company has until the Extended Date, September 30, 2024, to complete its initial Business Combination unless stockholders approve an extension of such date. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s independent directors (collectively, the “initial stockholders”) have waived their rights to participate in any redemption with respect to their Founder Shares (as defined in Note 5); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination by the Extended Date, or such later date if stockholders approve an extension of such date.

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

NOTE 2 – BUSINESS COMBINATION AGREEMENT

On June 17, 2024, the Company, Namib Minerals, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“PubCo”) and a direct wholly-own subsidiary of The Southern SelliBen Trust, a registered New Zealand foreign trust (the “Company Requisite Shareholder”), Midas SPAC Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“SPAC Merger Sub”), Cayman Merger Sub Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Company Merger Sub”), and Greenstone Corporation, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Greenstone”), entered into a business combination agreement (the “Business Combination Agreement”). Greenstone is a gold producer, developer and explorer with operations focused in Zimbabwe.

Pursuant to the Business Combination Agreement, the parties thereto intends to enter into a business combination transaction (the “Proposed Business Combination” and, together with the other transactions contemplated thereby, the “Transactions”) by which, among other things, (a) Company Merger Sub is expected to be merged with and into the Company (the “Company Merger”), with Greenstone being the surviving entity of the Company Merger and becoming a wholly-owned subsidiary of PubCo; and (b) immediately following the Company Merger, SPAC Merger Sub is expected to be merged with and into the Company (the “SPAC Merger” and, together with the Company Merger, the “Mergers”), with SPAC being the surviving entity of the SPAC Merger and becoming a wholly-owned subsidiary of PubCo. Upon closing of the Mergers (the “Closing,” and the date on which the Closing occurs, the “Closing Date”) the Company and Greenstone each is expected to become a direct wholly-owned subsidiary of PubCo, and PubCo is expected to become a publicly traded company operating under the name “Namib Minerals,” and its ordinary shares and warrants are expected to trade on the Nasdaq Capital Market under the ticker symbols “NAMM” and “NAMMW,” respectively.

The Closing will occur on the first date following the satisfaction or waiver of all of the closing conditions, or at such other time or in such other manner as agreed upon by Greenstone and the Company in writing.

The obligations of the parties to consummate the Mergers and the Transactions are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of the following closing conditions: (i) approval of the Transactions by the shareholders of PubCo, the Company, Company Merger Sub and Greenstone; (ii) the Registration Statement on Form F-4 having become effective under the Securities Act of 1933, as amended (the “Securities Act”); (iii) PubCo’s initial listing application with Nasdaq will have been conditionally approved and, immediately following the Closing, PubCo will satisfy any applicable listing requirements of Nasdaq; (iv) no governmental authority will have enacted, issued, promulgated, enforced or entered any law or governmental order that makes the Closing illegal or otherwise prevents the Closing; (v) none of PubCo, Company Merger Sub, SPAC Merger Sub, Greenstone or any of the Greenstone’s subsidiaries will be in bankruptcy, receivership, administration, restructuring, corporate rescue or other similar proceedings, and no liquidator, administrator, restructuring officer or similar person will have been appointed, in each case under any applicable administration, scheme of arrangement, restructuring, receivership, corporate rescue, insolvency, bankruptcy, or reorganization laws; (vi) (a) the gross amount of cash available in the Trust Account following redemptions of Company public shares plus (b) the aggregate gross amount of proceeds from any permitted financing under the Business Combination Agreement that have been (or will be) funded at the Closing will be not less than $25.0 million; and (vii) other customary closing conditions set forth in the Business Combination Agreement.

Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions will be included in a Registration Statement on Form F-4 that PubCo intends to file with the SEC relating to the Proposed Business Combination.

For more information about the Proposed Business Combination and the Business Combination Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2024.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 29, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any other future periods.

Mandatory Liquidation, Liquidity and Going Concern:

The Company had approximately $980,000 in cash and approximately $12,390,000 of negative working capital (excluding approximately $51,000 of taxes payable that will be paid from interest income earned on assets held in the Trust Account) at June 30, 2024. Further, the Company has segregated approximately $862,000 of cash for the payment of excise taxes on the redemptions of Class A common stock in connection with the 2023 Extension Meeting. Further, we are incurring, and expect to continue to incur, significant costs in the pursuit of an initial business combination. These conditions indicate that the Company needs additional working capital. In addition, if the Company cannot complete a Business Combination before the Extended Date, September 30, 2024, or such later date if stockholders approve an extension of such date, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to the Extended Date, or such later date if stockholders approve an extension of such date, to receive working capital from its Sponsor and/or external financing sources to the extent necessary and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to defer payments and continue to receive loans, if available, from its Sponsor and/or external financing sources sources will be successful or successful within the required timeframe. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following tables reflect the net income per share after allocating income between the shares based on outstanding shares:

	Three months ended June 30, 2024		Three months ended June 30, 2023
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income (loss) per share of common stock:
Allocation of income (loss) – basic and diluted	$(1,631,000)	$(3,517,000)	$1,823,000	$608,000
Denominator:
Basic and diluted weighted average shares of common stock:	5,269,000	11,364,000	34,093,000	11,364,000

Basic and diluted net income (loss) per share of common stock	$(0.31)	$(0.31)	$0.05	$0.05

	Six months ended June 30, 2024		Six months ended June 30, 2023
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income (loss) per share of common stock:
Allocation of income (loss) – basic and diluted	$(3,391,000)	$(6,024,000)	$2,368,000	$789,000
Denominator:
Basic and diluted weighted average shares of common stock:	6,397,000	11,364,000	34,093,000	11,364,000

Basic and diluted net income (loss) per share of common stock	$(0.53)	$(0.53)	$0.07	$0.07

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at June 30, 2024 or December 31, 2023.

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

Fair Value of Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheets primarily due to their short-term nature, except for derivative warrant liabilities (see Note 7).

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of June 30, 2024 and December 31, 2023, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered either start-up or business combination costs and are not currently deductible. Further, warrant costs and income from change in fair value of derivative warrant liabilities may not be deductible or includible in taxable income. During the three months ended June 30, 2024 and 2023, the Company recorded income tax expense of approximately $123,000 and $840,000, respectively, and during the six months ended June 30, 2024 and 2023, the Company recorded income tax expense of approximately $336,000 and $1,610,000, respectively. The tax provision results from taxable interest income earned on the Trust Account, which was partially offset by deductible franchise taxes. The Company’s effective tax rate for three months ended June 30, 2024 and 2023 was approximately 8% and 26%, respectively, and for six months ended June 30, 2024 and 2023 the effective tax rate was approximately 10% and 34%, respectively. The effective tax rates differ from the expected income tax rate primarily due to substantial non-deductible income or expense from warrant fair value adjustments and subscription agreement fair value adjustments, as well as by the start-up costs (discussed above) which are not currently deductible and business combination costs which may not be deductible or taxable. At June 30, 2024 and December 31, 2023, the Company has a gross deferred tax asset of approximately $2,355,000 and $1,490,000, respectively, primarily related to start-up and business combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024 or December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption:

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

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all shares of Class A common stock are redeemable and classified as such on the Company’s unaudited condensed balance sheet until such time as a redemption event takes place. At June 30, 2024, the value of Class A common stock that may be redeemed is equal to approximately $10.64 per share (which is the assumed redemption price) multiplied by 5,268,914 shares of Class A common stock (after deducting the 20,528,851 shares redeemed by stockholders on January 10, 2024). At December 31, 2023, the value of Class A common stock that may be redeemed is equal to approximately $10.48 per share (which is the assumed redemption price) multiplied by 25,797,765 shares of Class A common stock (after deducting the 8,295,189 shares redeemed by stockholders on September 29, 2023).

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to accumulated deficit. Accordingly, at June 30, 2024 and December 31, 2023, all of the 5,268,914 and 25,797,765 public shares, respectively, were classified outside of permanent equity. Class A common stock subject to possible redemption consist of:

	Dollars	Shares
Gross proceeds of Public Offering	$340,930,000	34,092,954
Less: Proceeds allocated to Public Warrants	(11,935,000)	-
Offering costs	(19,018,000)	-
Plus: Accretion of carrying value to redemption value in 2021	30,953,000	-
Subtotal at date of Public Offering and December 31, 2021	340,930,000	34,092,954
Plus: Accretion of carrying value to redemption value in 2022	3,468,000	-
Subtotal at December 31, 2022	344,398,000	34,092,954
Less: Redemptions at September 29, 2023	(86,171,000)	(8,295,189)
Plus: Forgiveness of deferred underwriting compensation	11,933,000	-
Plus: Accretion of carrying value to possible redemption value in 2023	72,000	-
Shares of Class A common stock subject to possible redemption at December 31, 2023	$270,232,000	25,797,765
Less: Redemptions in January 2024	(215,340,000)	(20,528,851)
Plus: Accretion of carrying value to possible redemption value to June 30, 2024	1,227,000	-
Shares of Class A common stock subject to possible redemption at June 30, 2024	$56,119,000	5,268,914

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each unaudited condensed balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the Warrants accounted for as liabilities are charged to operations when the Warrants are issued. The fair value of the Warrants as described below in Note 7, is based upon or derived from the trading price of our warrants issued initially as part of the units offered in our initial public offering (the “Public Warrants”) but now trade separately in an active, open market.

Subscription Agreement/Extension Notes

The Company elected the fair value option to account for amounts received from its 2023 Subscription Agreement as well as its 2024 Subscription Agreement, each as defined and described in Note 8. As a result of applying the fair value option, the Company recognizes the amounts received at fair value, with subsequent changes in fair value recognized as a change in fair value in the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.

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

Subsequent Events:

Management has evaluated subsequent events and transactions occurring after June 30, 2024 (the unaudited condensed balance sheet date), up to the date of the unaudited condensed financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the unaudited condensed financial statements have been recognized or disclosed.

NOTE 4 - PUBLIC OFFERING

In October 2021, the Company consummated the Public Offering of 34,092,954 units (including the underwriters’ partial exercise of their over-allotment option) at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and one-third of one redeemable warrant (the “Warrants”). Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment (Note 7).

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

The Company intends to finance a Business Combination with proceeds of approximately $340,930,000 (before redemptions in September 2023 and January 2024 discussed below) from the Public Offering and $10,819,000 from the private placement (Note 5), net of expenses of the offering and amounts allocated to working capital. Upon the closing of the Public Offering, the over-allotment option and the Private Placement, approximately $340,930,000 was deposited in the Trust Account.

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

As indicated in Notes 1 and 3, in connection with the 2023 Extension Amendment, holders of 8,295,189 shares of Class A common stock elected to redeem their shares and as such approximately $86,171,000 was removed from the Trust Account in 2023 to pay such redemptions. Further, and also as indicated in Notes 1 and 3, in January 2024, in connection with the 2024 Extension Amendment, holders of 20,528,851 shares of Class A common stock elected to redeem their shares and as such approximately $215,340,000 was removed from the Trust Account in 2024 to pay such redemptions.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

Related Party Loans

If the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.50 per warrant, at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. In June 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Warrants at the option of the lender as described above. The Company has determined that the value of the conversion feature is immaterial at June 30, 2024 and December 31, 2023 and therefore the loan has been recorded at par value. As of June 30, 2024 and December 31, 2023, there was $200,000 outstanding at each date under the working capital loan.

Administrative Support Agreement and Payments to Certain Officers

The Company has agreed to pay $15,000 per month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC (“HCG”). Services commenced on September 29, 2021, the date the Company’s securities were first listed on the Nasdaq Global Market, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Charges to operations under the agreement for the three months ended June 30, 2024 and 2023 were $45,000 and $45,000, respectively, and for the six months ended June 30, 2024 and 2023, such charges were approximately $90,000 and $90,000. There was approximately $15,000 payable at June 30, 2024 and no amount payable at December 31, 2023.

Also, commencing on September 29, 2021, the Company began to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month is payable currently for their services. In addition, in January 2022, the Company began to compensate a Vice President of HCG , in his capacity as an independent contractor service provider to the Company, $25,000 per month, $12,500 of which is payable upon the completion of the Company’s initial Business Combination and $12,500 of which is payable currently for his services. An aggregate of approximately $324,000 and $498,000, respectively, (approximately $159,000 and $243,000, respectively, of which is deferred) was charged to operations for the six months ended June 30, 2024 and 2023. An aggregate of approximately $162,000 and $249,000, respectively, (approximately $80,000 and $122,000, respectively, of which is deferred) was charged to operations for the three months ended June 30, 2024 and 2023. Total Deferred compensation - related parties includes approximately $1,159,000 and $1,000,000, respectively, under this obligation at June 30, 2024 and December 31, 2023.

During September 2023, payments to the Company’s Chief Operating Officer ceased in connection with his resignation as an officer (but not as a director) of the Company. During August 2024, he resigned as a director of the Company.

Subsequent to June 30, 2024, in August 2024, payments to the Company’s Chief Financial Officer and to the independent contractor service provider to the Company (who is Vice President of HCG) ceased in connection with their resignations from the Company. If such former Chief Financial Officer and independent contractor service provider provide reasonable and timely cooperation to transfer their knowledge and duties as reasonably requested by the Company following their separation, they will remain entitled to receive their respective previously accrued deferred compensation (approximately $462,000 and $375,000, respectively, through June 30, 2024), payable upon closing of the Company’s initial Business Combination.

Related Party Agreement in Connection with the 2024 Subscription Agreement

The Company’s Chairman and Chief Executive Officer has agreed (in his individual capacity) to purchase from Polar (as defined in Note 8) all of Polar’s remaining rights under the 2024 Subscription Agreement (excluding the right to receive the Subscription Shares, which shall remain with Polar) for a cash amount equal to the portion of the 2024 Capital Contribution (as defined in Note 8) not repaid by the Company. See Note 8 Working Capital Subscription Agreements – 2024 Subscription Agreement.

NOTE 6 - TRUST ACCOUNT AND FAIR VALUE MEASUREMENT OF TRUST ACCOUNT

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

As indicated in Notes 1 and 3, in connection with the 2023 Extension Amendment, holders of 8,295,189 shares of Class A common stock elected to redeem their shares and as such approximately $86,171,000 was removed from the Trust Account in 2023 to pay such redemptions. Further, and as discussed in Notes 1 and 3, in January 2024, in connection with the 2024 Extension Amendment, holders of 20,528,851 shares of Class A common stock elected to redeem their shares and as such approximately $215,340,000 was removed from the Trust Account in 2024 to pay such redemptions.

At June 30, 2024 and December 31, 2023, the balance in the Trust Account was held in a demand deposit account. The balance in the Trust Account is presented at fair value. During the three months ended June 30, 2024 and 2023, the Company withdrew approximately $426,000 and $1,686,000, respectively, and during the six months ended June 30, 2024 and 2023, the Company withdrew approximately $1,006,000 and $1,736,000, respectively, to fund the payment of income and franchise taxes.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at June 30, 2024 or December 31, 2023.

NOTE 7 - WARRANT LIABILITIES

At June 30, 2024 and December 31, 2023, the Company has 18,576,712 Warrants outstanding, including 11,364,318 Public Warrants and 7,212,394 Private Placement Warrants. The Company is required to record the Warrants at fair value at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations.

The following tables present information about the Company’s Warrant liabilities that are measured at fair value on a recurring basis at June 30, 2024 (unaudited) and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,705,000	$1,705,000	$-	$-
Private Placement Warrants	1,082,000	-	1,082,000	-
Derivative warrant liabilities at June 30, 2024	$2,787,000	$1,705,000	$1,082,000	$-

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$682,000	$682,000	$-	$-
Private Placement Warrants	432,000	-	432,000	-
Derivative warrant liabilities at December 31, 2023	$1,114,000	$682,000	$432,000	$-

There were no transfers between levels during three and six months ended June 30, 2024 and the year ended December 31, 2023.

At June 30, 2024 and December 31, 2023, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading of the Public Warrants in an active market ($0.15 and $0.06 per warrant on June 30, 2024 and December 31, 2023, respectively). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs - Level 2).

The derivative warrant liabilities are not subject to qualified hedge accounting.

Public Warrants

At June 30, 2024 and December 31, 2023, there were 11,364,318 Public Warrants outstanding. Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock. Under the terms of the warrant agreement, the Company has agreed to use its reasonable best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants have been or will be issued upon separation of the Units and only whole Warrants trade. Each Warrant will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

In no event will the Company be required to net cash settle any Warrant. If the Company is unable to complete a Business Combination within the 24-month period to complete the Business Combination (i.e. by October 1, 2024), or such later date if stockholders approve and extension of such date, and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

Private Placement Warrants

See Note 5 for information about the Company’s outstanding Private Placement Warrants to purchase 7,212,394 shares of Class A common stock.

NOTE 8 - WORKING CAPITAL SUBSCRIPTION AGREEMENTS

The fair value of the 2023 Subscription Agreement and 2024 Subscription Agreement (described below) are as follow:

Description	June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Subscription Agreements:
2023 Subscription Agreement	$3,798,000	$-	$-	$3,798,000
2024 Subscription Agreement	2,004,000	-	-	2,004,000
Subscription Agreements at June 30, 2024	$5,802,000	$-	$-	$5,802,000

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Subscription Agreements:
2023 Subscription Agreement	900,000	-	-	900,000
Subscription Agreements at December 31, 2023	$900,000	$-	$-	$900,000

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

The estimated fair value of the 2023 Subscription Agreement was $900,000 at issuance and at December 31, 2023. The estimated fair value at issuance and December 31, 2023, was determined by summing (1) the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, and (2) 0.9 shares of Common Stock for each dollar of the 2023 Capital Contribution valued using the closing stock price, then adjusting such amount by the probability of merger. The significant unobservable inputs, or Level 3 measurements, at the date of issuance and December 31, 2023, included the probability of business combination closing of 9.8%.

The estimated fair value of the 2023 Subscription Agreement was $3,798,000 at June 30, 2024, was determined by summing (1) the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, and (2) 0.9 shares of Common Stock for each dollar of the 2023 Capital Contribution valued using the closing stock price, then adjusting such amount by the probability of merger. The significant unobservable inputs, or Level 3 measurements, at June 30, 2024, included the probability of merger closing of 40%.

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

The estimated fair value of the 2024 Subscription Agreement was approximately $1,750,000 upon subscription at January 16, 2024; however, the subscription was not funded until April 1, 2024. The estimated fair value at issuance, was determined by summing the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, then adjusting such amount by the probability of merger. The significant unobservable inputs, or Level 3 measurements, at the date of issuance and January 16, 2024. included the risk-adjusted discount rate of 12.5% and probability of business combination closing of 14%.

The estimated fair value of the 2024 Subscription Agreement was approximately $2,004,000 at June 30, 2024. The significant unobservable inputs, or Level 3 measurements, at June 30, 2024 included the risk-adjusted discount rate of 10% and probability of business combination closing of 40%.

Amendment to Subscription Agreements and the Non-Redemption Agreements

In connection with entry of the Business Combination Agreement, the Company, beginning in June 2024 and continuing through the third quarter of 2024, the Sponsor and certain of the Anchor Investors and the investors parties to the 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements (collectively, the “investor parties”) entered into amendments to the subscription agreements executed with the Anchor Investors in connection with the IPO and the 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements, respectively, which amendments amend the amount of Founder Shares the Anchor Investors and the investors parties will purchase or receive, as applicable, from the Sponsor at the Closing. Certain of the Founder Shares to be purchased will be tied to the Sponsor earnout as set forth in the Sponsor Letter Agreement, by and among the Company, the Sponsor and PubCo, dated June 18, 2024. Further, the amendments also provide that the Anchor Investors and the investors parties will enter into a registration rights and lock-up agreement, in the form included to the Business Combination Agreement, upon closing of the Business Combination.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share. Upon completion of the Company’s initial Business Combination, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock in connection with the initial Business Combination. In March 2021 and December 31, 2021, the Company effected a stock dividend of 0.33333333 of Founder Share for each outstanding Founder Share, and the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share in September 2021, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 shares of Class B common stock (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). Because the underwriters’ exercised their over-allotment in part, 135,682 shares of Class B common stock were forfeited by the Sponsor leaving 11,364,318 shares of Class B common stock outstanding at June 30, 2024 and December 31, 2023.

At June 30, 2024 and December 31, 2023, all 5,268,914 and 25,797,765, respectively, shares of Class A common stock issued and outstanding as of such date are reflected as common stock subject to redemption.

As indicated in Notes 1, 3 and 4, in connection with the 2023 Extension Amendment, holders of 8,295,189 shares of Class A common stock elected to exercise their right to redeem such shares for a pro rata portion of the funds in the Trust Account and such shares were redeemed in October 2023. Further, and also as indicated in Notes 1, 3 and 4, in January 2024, in connection with the 2024 Extension Amendment, holders of 20,528,851 shares of Class A common stock elected to redeem their shares and as such shares were redeemed in January 2024.

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

The Company has estimated, with the assistance of valuation professionals, the aggregate fair value of 2,568,805 Founder Shares to be transferred pursuant to the 2023 Non-Redemption Agreements to be approximately $0.71 per Founder Share. The estimated fair value, approximately $1,825,000, was determined to be a deemed contribution to the capital of the Company from the Sponsor in the statements of stockholders’ deficit in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and a business combination cost in the statement of operations. Pursuant to the 2023 Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds in the Trust Account.

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

The Company has estimated, with the assistance of valuation professionals, the aggregate fair value of 1,022,453 Founder Shares to be transferred pursuant to the 2024 Non-Redemption Agreements to be approximately $1.47 per Founder Share. The estimated fair value, approximately $1,500,000, was determined to be a deemed contribution to the capital of the Company from the Sponsor in the statements of stockholders’ deficit in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and a business combination cost in the statement of operations. Pursuant to the 2024 Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds in the Trust Account.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

As discussed in Note 1 and elsewhere, during September 2023, holders of 8,295,189 shares of Class A common Stock elected to redeem their shares in connection with the 2023 Extension Meeting. As a result, approximately $86,171,000 was removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations, and has recorded a liability of approximately $862,000 as of June 30, 2024. This liability was recorded as a reduction to accumulated deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.

Management is continuing to evaluate the requirements of the Inflation Reduction Act and the Company’s operations with respect to the January 2024 redemptions and has concluded that substantial uncertainties exist as to whether such redemptions would result in additional liability at June 30, 2024. As such no amount of potential additionally liability, which could potentially be material, has been recorded at this time.

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

These risks, uncertainties and assumptions include, but are not limited to, the following risks, uncertainties, assumptions and other factors:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination (our “Business Combination”), including our recently announced proposed business combination with PubCo (as defined below);

●	our ability to consummate an initial business combination due to the uncertainty resulting from the Russia/Ukraine conflict, the ongoing conflicts in the Middle East, adverse changes in general economic industry and competitive conditions, adverse changes in government regulation or prevailing market interest rates and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the availability to us of funds from interest income on the balance of the trust account into which certain proceeds of our initial public offering were placed (the “Trust Account”);

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2023, in our registration statement on Form S-1 in connection with our initial public offering (File No. 333-254062) and our other future filings with the SEC, including in our preliminary prospectus/proxy statement included in the Registration Statement that PubCo intends to file with the SEC.

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

Overview

We are an early-stage blank check company incorporated on January 22, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As discussed below under Recent Events, on June 17, 2024 we entered into a Business Combination Agreement (as defined below). We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, each of which entitles the holder to purchase one share of our Class A common stock at $11.50 per share (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

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

The Company had approximately $980,000 in cash and approximately $12,390,000 of negative working capital (excluding approximately $51,000 of taxes payable that will be paid from interest income earned on assets held in the Trust Account) at June 30, 2024. Further, the Company has segregated approximately $862,000 of cash for the payment of excise taxes on the 2023 redemptions of Class A common stock. Further, we are incurring, and expect to continue to incur, significant costs in the pursuit of an initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Events

Business Combination Agreement

On June 17, 2024, the Company, Namib Minerals, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“PubCo”) and a direct wholly-own subsidiary of The Southern SelliBen Trust, a registered New Zealand foreign trust (the “Company Requisite Shareholder”), Midas SPAC Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“SPAC Merger Sub”), Cayman Merger Sub Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Company Merger Sub”), and Greenstone Corporation, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Greenstone”), entered into a business combination agreement (the “Business Combination Agreement”). Greenstone is a gold producer, developer and explorer with operations focused in Zimbabwe.

Pursuant to the Business Combination Agreement, the parties thereto intends to enter into a business combination transaction (the “Proposed Business Combination” and, together with the other transactions contemplated thereby, the “Transactions”) by which, among other things, (a) Company Merger Sub is expected to be merged with and into the Company (the “Company Merger”), with Greenstone being the surviving entity of the Company Merger and becoming a wholly-owned subsidiary of PubCo; and (b) immediately following the Company Merger, SPAC Merger Sub is expected to be merged with and into the Company (the “SPAC Merger” and, together with the Company Merger, the “Mergers”), with SPAC being the surviving entity of the SPAC Merger and becoming a wholly-owned subsidiary of PubCo. Upon closing of the Mergers (the “Closing,” and the date on which the Closing occurs, the “Closing Date”) the Company and Greenstone each is expected to become a direct wholly-owned subsidiary of PubCo, and PubCo is expected to become a publicly traded company operating under the name “Namib Minerals,” and its ordinary shares and warrants are expected to trade on the Nasdaq Capital Market under the ticker symbols “NAMM” and “NAMMW,” respectively.

The Closing will occur on the first date following the satisfaction or waiver of all of the closing conditions, or at such other time or in such other manner as agreed upon by Greenstone and the Company in writing.

The obligations of the parties to consummate the Mergers and the Transactions are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of the following closing conditions: (i) approval of the Transactions by the shareholders of PubCo, the Company, Company Merger Sub and Greenstone; (ii) the Registration Statement on Form F-4 having become effective under the Securities Act of 1933, as amended (the “Securities Act”); (iii) PubCo’s initial listing application with Nasdaq will have been conditionally approved and, immediately following the Closing, PubCo will satisfy any applicable listing requirements of Nasdaq; (iv) no governmental authority will have enacted, issued, promulgated, enforced or entered any law or governmental order that makes the Closing illegal or otherwise prevents the Closing; (v) none of PubCo, Company Merger Sub, SPAC Merger Sub, Greenstone or any of the Greenstone’s subsidiaries will be in bankruptcy, receivership, administration, restructuring, corporate rescue or other similar proceedings, and no liquidator, administrator, restructuring officer or similar person will have been appointed, in each case under any applicable administration, scheme of arrangement, restructuring, receivership, corporate rescue, insolvency, bankruptcy, or reorganization laws; (vi) (a) the gross amount of cash available in the Trust Account following redemptions of Company public shares plus (b) the aggregate gross amount of proceeds from any permitted financing under the Business Combination Agreement that have been (or will be) funded at the Closing will be not less than $25.0 million; and (vii) other customary closing conditions set forth in the Business Combination Agreement.

Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions will be included in a Registration Statement on Form F-4 that PubCo intends to file with the SEC relating to the Proposed Business Combination.

For more information about the Proposed Business Combination and the Business Combination Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2024.

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

On September 29, 2023, in connection with the 2023 Extension Meeting, stockholders holding 8,295,189 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, in October 2023, the Company redeemed 8,295,189 shares of public shares for approximately $86,171,000, or approximately $10.39 per share.

In January 2024, in connection with the 2024 Extension Meeting, stockholders holding 20,528,851 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, in January 2024, the Company redeemed 20,528,851 shares of Class A common stock for approximately $215,340,000, or approximately $10.49 per share.

Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has recorded a liability of 1% of the amount of the October 2023 redemptions, approximately $861,000, as of December 31, 2023. This liability is recorded as a reduction to accumulated deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled. Management is continuing to evaluate the requirements of the Inflation Reduction Act and the Company’s operations, with respect to the January 2024 redemptions and has concluded that substantial uncertainties exist as to whether such redemptions would result in additional liability at June 30, 2024 as such no amount of potential additionally liability has been recorded.

Non-Redemption Agreements

In September 2023, the Company and the Sponsor entered into non-redemption agreements (the “2023 Non-Redemption Agreements”) with twenty-one unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 25,688,054 public shares (“September 2023 Non-Redeemed Shares”) at the 2023 Extension Meeting. In exchange for the foregoing commitment not to redeem the September 2023 Non-Redeemed Shares, the Sponsor agreed to transfer to such investors an aggregate of 2,568,805 founder shares held by the Sponsor, promptly following the closing of the Company’s initial Business Combination if they did not exercise their redemption rights with respect to the September 2023 Non-Redeemed Shares in connection with the 2023 Extension Meeting and the 2023 Extension Amendment was approved and effected by the Company’s filing with the Secretary of the State of Delaware of the First Amendment to the Company’s Amended and Restated Certificate of Incorporation.

The Company has estimated, with the assistance of valuation professionals, the aggregate fair value of 2,568,805 founder shares to be transferred pursuant to the 2023 Non-Redemption Agreements to be approximately $0.71 per founder share. The estimated fair value, approximately $1,825,000, was determined to be a deemed contribution to the capital of the Company from the Sponsor in the statements of stockholders’ deficit in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and a business combination cost in the statement of operations. Pursuant to the 2023 Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds in the Trust Account.

In January 2024, the Company and the Sponsor entered into non-redemption agreements (the “2024 Non-Redemption Agreements”) with fourteen unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 5,112,264 public shares (“January 2024 Non-Redeemed Shares”) at the 2024 Extension Meeting. In exchange for the foregoing commitment not to redeem the January 2024 Non-Redeemed Shares, our sponsor agreed to transfer to such investors an aggregate of 1,022,453 founder shares held by our sponsor, promptly following the closing of the Company’s initial Business Combination if they did not exercise their redemption rights with respect to the January 2024 Non-Redeemed Shares in connection with the 2024 Extension Meeting and that the 2024 Extension Amendment was approved and effected by the Company’s filing with the Secretary of the State of Delaware of the Second Amendment to the Company’s Amended and Restated Certificate of Incorporation.

The Company has estimated, with the assistance of valuation professionals, the aggregate fair value of 1,022,453 founder shares to be transferred pursuant to the 2024 Non-Redemption Agreements to be approximately $1.47 per founder share. The estimated fair value, approximately $1,500,000, was determined to be a deemed contribution to the capital of the Company from our sponsor in the statements of stockholders’ deficit in accordance with SAB Topic 5T, and a business combination cost in the statement of operations. Pursuant to the 2024 Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds in the Trust Account.

Subscription Agreements

On October 13, 2023, the Company entered into a subscription agreement (the “Polar Subscription Agreement I”) with HCG, the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to make a $900,000 cash contribution to the Company (the “First Capital Contribution”) to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein. Pursuant to the Polar Subscription Agreement I, the First Capital Contribution shall be repaid to Polar by the Company upon the closing of an initial Business Combination (the “Closing”). Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock of the surviving entity in such initial Business Combination (the “Surviving Entity”) at a rate of one share of Class A common stock for each ten dollars ($10.00) of the First Capital Contribution. In consideration of the foregoing First Capital Contribution, the Company has agreed to issue, or to cause the Surviving Entity to issue, 0.9 of a share of Class A common stock of the Surviving Entity for each dollar ($1.00) of the First Capital Contribution funded as of or prior to the Closing. Pursuant to the Polar Subscription Agreement I, the Surviving Entity shall use its reasonable best efforts to cause any shares of Class A common stock issued to Polar pursuant to the Polar Subscription Agreement I to be registered on the first registration statement filed by the Surviving Company following the Closing, which shall be filed no later than 30 days following the Closing and declared effective no later than 90 days following the Closing. Upon certain events of default under the Polar Subscription Agreement I or if the Surviving Entity fails to file a registration statement to register the shares of Class A common stock issued to Polar within 30 days after the Closing and to have such registration statement declared effective within 90 days after the Closing, the Company (or the Surviving Entity, as applicable) shall issue to Polar an additional 0.1 of a share of Class A common stock for each dollar of the First Capital Contribution funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company liquidates without consummating an initial Business Combination, any amounts remaining in the Company’s cash accounts (excluding the Trust Account) will be paid to Polar by the Company within five (5) calendar days of the liquidation, and such amounts shall be the sole recourse for Polar.

HCG agreed to purchase from Polar, and Polar agreed to transfer to HCG, effective upon execution of the Polar Subscription Agreement I, (i) 100,000 redeemable private placement warrants and (2) 37.5% of Polar’s right under its existing 2021 subscription agreement (entered into in connection with our initial public offering) to purchase up to 150,000 shares of the Class B common stock from the Sponsor, for an aggregate cash purchase price of $150,000.

On January 16, 2024, the Company entered into the Polar Subscription Agreement II with the Sponsor and Polar pursuant to which Polar agreed to make a $1,750,000 cash contribution to the Company (the “Second Capital Contribution”) to cover working capital expenses and certain potential excise tax obligations of the Company in accordance with the terms and conditions set forth therein. Pursuant to the Polar Subscription Agreement II, the Second Capital Contribution shall be repaid to Polar by the Company upon the Closing. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock of the Surviving Entity at a rate of one share of Class A common stock for each ten dollars ($10.00) of the Second Capital Contribution. In consideration of the foregoing Second Capital Contribution, the Company has agreed to issue, or to cause the Surviving Entity to issue, 70,000 shares of Class A common stock of the Surviving Entity (the “Subscription Shares”) to Polar as of or prior to the Closing. Pursuant to the Polar Subscription Agreement II, the Surviving Entity shall use its reasonable best efforts to cause the Subscription Shares issued to Polar pursuant to the Polar Subscription Agreement II to be registered on the first registration statement filed by the Surviving Company following the Closing, which shall be filed no later than 30 days following the Closing and declared effective no later than 90 days following the Closing. Upon certain events of default under the Polar Subscription Agreement II or if the Surviving Entity fails to file a registration statement to register the Subscription Shares issued to Polar within 30 days after the Closing and to have such registration statement declared effective within 90 days after the Closing, the Company (or the Surviving Entity, as applicable) shall issue to Polar an additional 0.1 of a share of Class A common stock for each one dollar ($1.00) of the Second Capital Contribution funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event the Company (1) liquidates without consummating an initial business combination or (2) consummates an initial business combination, the Company shall repay the Second Capital Contribution within 30 calendar days of the liquidation or within five (5) business days of the Closing (as applicable, the “Specified Period”). In the event that such Second Capital Contribution is not repaid in full within the Specified Period, Daniel J. Hennessy, our Chairman and Chief Executive Officer, has agreed (in his individual capacity) to purchase from Polar all of Polar’s remaining rights under the Polar Subscription Agreement II (excluding the right to receive the Subscription Shares, which shall remain with Polar) for a cash amount equal to the portion of the Second Capital Contribution not repaid by the Company.

April 1, 2024, the Company received proceeds of $1,750,000 under the Polar Subscription Agreement II.

The Company elected the fair value option to account for amounts received from the Polar Subscription Agreement I and Polar Subscription Agreement II. As a result of applying the fair value option, the Company recognizes the amounts received at fair value, with subsequent changes in fair value recognized as a change in fair value in the consolidated statements of operations. The fair value is based on prices or valuation techniques that require significant inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.

The estimated fair value of the Polar Subscription Agreement I was $3,798,000 at June 30, 2024, was determined by summing (1) the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, and (2) 0.9 shares of Common Stock for each dollar of the 2023 Capital Contribution valued using the closing stock price, then adjusting such amount by the probability of an initial Business Combination. The significant unobservable inputs, or level 3 measurements, at June 30, 2024, included the probability of an initial Business Combination closing of 40%.

The estimated fair value of the Polar Subscription Agreement II would have been approximately $1,750,000 upon subscription at January 10, 2024 if it had been drawn down at that date and it was approximately $2,004,000 at June 30, 2024. The subscription was funded on April 1, 2024. The estimated fair value at issuance and at June 30, 2024, was determined by summing the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, then adjusting such amount by the probability of an initial Business Combination. The significant unobservable inputs, or level 3 measurements, at June 30, 2024. included the risk-adjusted discount rate of 10% and probability of an initial Business Combination closing of 40%.

Amendment to Subscription Agreements and the Non-Redemption Agreement

In connection with entry of the Business Combination Agreement, the Company, beginning in June 2024 and continuing through the third quarter of 2024, the Sponsor and each of the Anchor Investors, and each of the investors parties to the 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements (the “investor parties”) entered into amendments to the subscription agreements executed in connection with the IPO and the 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements, respectively, the amendment amends the amount of Class B common stocks the Anchor Investor and the investors parties to the 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements will purchase or receive, as applicable from the Sponsor at Closing. Part of the amount of Class B common stocks to be purchased will be tied to the Sponsor earnout as set forth in the Sponsor Letter Agreement, by and among the Company, the Sponsor and PubCo, dated June 18, 2024. Further, the amendment also provide that the Anchor Investors and the investors parties will enter into a registration rights and lock-up agreement, in the form included to the Business Combination Agreement, upon closing of the Business Combination.

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

The Company elected the fair value option to account for amounts received from the Polar Subscription Agreement I and Polar Subscription Agreement II. As a result of applying the fair value option, the Company recognizes the amounts received at fair value, with subsequent changes in fair value recognized as a change in fair value in the consolidated statements of operations. The fair value is based on prices or valuation techniques that require significant inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.

The Company accounts for the aggregate fair value of founder shares to be transferred pursuant to the 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements as a deemed contribution to the capital of the Company from its Sponsor in the unaudited condensed statements of stockholders’ equity in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and as a business combination cost in the unaudited statement of operations.

General and administrative expenses — For the three and six months ended June 30, 2024, we had a loss from operations of approximately $3,502,00 and $5,823,000, respectively, consisting of the costs of being a public company of approximately $247,000 and $486,000, respectively (including approximately $55,000 of proxy-related costs in the six months), compensation of approximately $162,000 and $324,000, respectively (approximately $80,000 and $160,000, respectively, of which is deferred), approximately $50,000 and $100,000, respectively, of franchise taxes, approximately $45,000 and $90,000, respectively, of administrative fees to our Sponsor, and approximately $2,997,000 and $3,324,000, respectively, of costs associated with our business combination and other costs.

For the three and six months ended June 30, 2023, we had a loss from operations of approximately $2,173,000 and $3,217,000, respectively, consisting primarily of costs of being a public company of approximately $181,000 and $333,000, respectively, compensation of approximately $249,000 and $498,000, respectively (approximately $122,000 and $144,000 of which is deferred), approximately $50,000 and $100,000, respectively, of franchise taxes, approximately $45,000 and $90,000, respectively, of administrative fees to our Sponsor, and approximately $1,650,000 and $2,161,000, respectively, of costs associated with searching for a suitable business combination and other costs.

Other income (expense) — In addition to operating costs, for the three and six months ended June 30, 2024, we had other expense of approximately $1,523,000 and $3,256,000, respectively, representing primarily the costs associated with the change in fair value of: (i) our extension notes payable (approximately $1,236,000 and $3,152,000, respectively) and (ii) our warrant liabilities (approximately $929,000 and $1,673,000, respectively) as well as, in the six months ended June 30, 2024, the estimated fair value of founder shares provided as compensation to investors for entering into the 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements of approximately $1,500,000 all partially offset by interest income of approximately $642,000 and $1,569,000 on our demand deposits in the Trust Account and, in the three months ended June 30, 2024, our operating account.

For the three and six months ended June 30, 2023, we had other income of approximately $3,271,000 and $4,767,000, respectively, representing the decrease in fair value of our warrant liability during the periods of $1,300,000 and $186,000, respectively, and interest income of approximately $4,144,000 and 7,798,000, respectively, on our cash and investments in the Trust Account.

The change in the interest income is the result of market conditions as well as significant decreases in the Trust Account due to redemptions in September 2023 and January 2024.

Provision for income taxes — The provision for income taxes in the three and six months ended June 30, 2024, $123,000 and $336,000, respectively, results from taxable interest income offset by deductible franchise taxes. Since the Company’s operating expenses are considered non-deductible start-up costs or business combination expenses, they are not deductible for income tax purposes. Further, the change in value of our derivative warrant liabilities and our extension notes, as well as the estimated fair value of founder shares provided in 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements do not result in taxable income or expense.

The provision for income taxes in the three and six months ended June 30, 2023, $840,000 and $1,610,000, respectively, results from the significantly higher taxable interest income in those periods prior to shareholder redemptions in October 2023 and January 2024. Since the Company’s operating expenses are considered non-deductible start-up costs or business combination expenses, they are not deductible for income tax purposes.

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

In June 2023, the Sponsor loaned $200,000 to the Company. In October 2023, Polar made a capital contribution to the Company of $900,000. In January 2024, Polar agreed to make an additional capital contribution to the Company of $1,750,000, which contribution was made on April 1, 2024.

On September 29, 2023, in connection with the 2023 Extension Meeting, stockholders holding 8,295,189 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, on October 12, 2023, the Company redeemed 8,295,189 shares of Class A common stock for approximately $86,171,000, or approximately $10.39 per share. Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has an excise tax liability of 1% of the redemption amount, approximately $861,000 accrued on its unaudited condensed balance sheet at June 30, 2024 and its balance sheet at December 31, 2024. This liability was recorded as a reduction to stockholders’ deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.

In January 2024, in connection with the 2024 Extension Meeting, stockholders holding 20,528,851 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, in January 2024, the Company redeemed 20,528,851 shares of Class A common stock for approximately $215,340,000, or approximately $10.49 per share. Management is continuing to evaluate the requirements of the Inflation Reduction Act and the Company’s operations with respect to the January 2024 redemptions and has concluded that substantial uncertainties exist as to whether such redemptions would result in additional liability at June 30, 2024. As such no amount of potential additionally liability has been recorded at this time.

Mandatory Liquidation, Liquidity and Going Concern:

The Company had approximately $980,000 in cash and approximately $12,390,000 of negative working capital (excluding approximately $51,000 of taxes payable that will be paid from interest income earned on assets held in the Trust Account) at June 30, 2024. Further, the Company has segregated approximately $862,000 of cash for the payment of excise taxes on the 2023 redemptions of Class A common stock. Further, we are incurring, and expect to continue to incur, significant costs in the pursuit of an initial business combination. These conditions indicate that the Company needs additional working capital. In addition, if the Company cannot complete a Business Combination before the Extended Date, September 30, 2024, or such later date if stockholders approve an extension of such date, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to the Extended Date, or such later date if stockholders approve an extension of such date, to receive working capital from its Sponsor and/or external financing sources to the extent necessary and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to defer payments and continue to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful.

Our Sponsor, an affiliate of our Sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. Up to $1,500,000 of such loans may be convertible into Warrants at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants issued to our Sponsor, our direct anchor investors and our other anchor investors. The terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. In June 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Warrants at the option of the lender as described above. The Company has determined that the fair value of the conversion feature is immaterial and therefore the loan has been recorded at par value. As of June 30, 2024 and December 31, 2023, there was $200,000 and $200,000 outstanding under the working capital loan.

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

Off-balance sheet financing arrangements

As of June 30, 2024, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At June 30, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

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

Also, commencing on September 29, 2021, the date our securities were first listed on the Nasdaq Global Market, we have agreed to compensate each of our President and Chief Operating Officer as well as our Chief Financial Officer $29,000 per month prior to the consummation of our initial Business Combination, of which $14,000 per month is payable upon the completion of our initial Business Combination and $15,000 per month is payable currently for their services. Since January 1, 2022, we have been compensating a Vice President of HCG, in his capacity as an independent contract service provider to the Company, at the rate of $25,000 per month, $12,500 of which is paid currently for his services and $12,500 of which is payable upon the closing of our initial Business Combination. An aggregate of approximately $162,000 and $249,000, respectively, was charged for operations for the three months ended June 30, 2024. Deferred compensation – related parties includes approximately $1,159,000 under this obligation for the period from September 29, 2021 to June 30, 2024.

During September 2023, payments to the Company’s Chief Operating Officer ceased in connection with his resignation as an officer (but not as a director) of the Company. During August 2024, he resigned as a director of the Company.

During August 2024, payments to the Company’s Chief Financial Officer and to the independent contractor service provider to the Company (who is Vice President of HCG) ceased in connection with their resignations from the Company. If such former Chief Financial Officer and independent contractor service provider provide reasonable and timely cooperation to transfer their knowledge and duties as reasonably requested by the Company following their separation, they will remain entitled to receive their respective previously accrued deferred compensation (approximately $462,000 and $375,000, respectively, through June 30, 2024), payable upon closing of the Company’s initial Business Combination.

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

In October 2023 and January 2024, the Company entered into Polar Subscription Agreement I and Polar Subscription Agreement II for which the Company received cash contributions to the Company of $900,000 and $1,750,000 to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein. Such contributions shall be repaid upon closing of an initial business combination and contain various conversion or share issuance opportunities that make them complex financial instruments. The Company has adopted the fair value option in accounting for such agreements. The fair value option requires that a valuation be made of each instrument at each reporting date. Because there are limited observable inputs, such valuations are made using Level 3 estimates of value using unobservable inputs. Making such judgments of value are subjective and involves professional valuation skill. Because of that, the Company engaged valuation professionals to make such fair value assessments. As such, the fair value of the Company’s extension promissory notes is a critical accounting estimate. A key metric used to calculate fair value is the probability of the closing of a business combination. Since the initial October 2023 subscription agreement this valuation metric has varied from 9.7% at inception in October and again at December 31, 2024, then 14% at inception of the Polar Subscription Agreement II and 30% at March 31, 2024 and then 40% at June 30, 2024. The change from 9.7% at inception in October 2023 to 40% at June 30, 2024 had a $2,898,000 impact (increase) on the amount initially recorded at inception ($900,000) and on the Polar Subscription Agreement II the impact (increase) on the amount initially recorded at inception ($1,750,000) was approximately $254,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1***	Business Combination Agreement, dated as of June 17, 2024, by and among Hennessy Capital Investment Corp. VI, Namib Minerals, Midas SPAC Merger Sub Inc., Cayman Merger Sub Ltd., and Greenstone Corporation (incorporated by reference to the exhibit to the Current Report on Form 8-K filed with the SEC on June 18, 2024).
10.2	Shareholder Support Agreement, dated as of June 17, 2024, by and among Hennessy Capital Investment Corp. VI, The Southern SelliBen Trust and Greenstone Corporation (incorporated by reference to the exhibit to the Current Report on Form 8-K filed with the SEC on June 18, 2024).
10.3	Sponsor Support Agreement, dated as of June 17, 2024, by and among Greenstone Corporation, Hennessy Capital Investment Corp. VI, Hennessy Capital Partners VI, LLC and the other stockholders of Hennessey Capital Investment Corp. VI listed therein (incorporated by reference to the exhibit to the Current Report on Form 8-K filed with the SEC on June 18, 2024).
10.4	Sponsor Letter Agreement, dated as of June 17, 2024, by and among Hennessy Capital Investment Corp. VI, Hennessy Capital Partners VI, LLC and Namib Minerals (incorporated by reference to the exhibit to the Current Report on Form 8-K filed with the SEC on June 18, 2024).
10.5*	Form of Amendment to Non-Redemption Agreement and Assignment of Economic Interest.
10.6*	Form of Amendment No. 2 to the Subscription Agreement.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

***	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Hennessy Capital Investment Corp. VI agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. VI

Dated: August 14, 2024	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2024	/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)