Form 10-Q
period 2024-09-30
Hennessy Capital Investment Corp. VI
filed 2024-11-08
CIK 1842937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, there were 3,276,453 shares of the Company’s Class A common stock and 11,364,318 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VI

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VI

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$890,000	$462,000
Prepaid expenses	20,000	41,000
Cash held in Trust Account for redeeming stockholders	21,400,000	-
Total current assets	22,310,000	503,000

Non-current asset – cash held in Trust Account	35,409,000	270,953,000
Total assets	$57,719,000	$271,456,000

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Redemptions payable to Class A common stockholders	$21,400,000	$-
Accounts payable	239,000	99,000
Accrued liabilities	6,261,000	2,363,000
Extension notes payable	9,788,000	900,000
Working capital loans – related party	200,000	200,000
Deferred compensation – related parties	1,186,000	1,000,000
Excise tax payable	861,000	861,000
Franchise and income taxes payable	243,000	721,000
Total current liabilities	40,178,000	6,144,000
Other liabilities:
Derivative warrant liabilities	1,300,000	1,114,000
Total liabilities	41,478,000	7,258,000
Commitments and contingencies
Class A common stock subject to possible redemption; 3,276,453 and 25,797,765 shares at $10.73 and $10.48 per share at September 30, 2024 and December 31, 2023, respectively	35,166,000	270,232,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at September 30, 2024 and December 31, 2023	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; no non-redeemable shares issued or outstanding at September 30, 2024 and December 31, 2023	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 11,364,318 shares issued and outstanding at September 30, 2024 and December 31, 2023	1,000	1,000
Additional paid-in capital	9,995,000	1,825,000
Accumulated deficit	(28,921,000)	(7,860,000)
Total stockholders’ deficit	(18,925,000)	(6,034,000)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$57,719,000	$271,456,000

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$1,310,000	$935,000	$5,634,000	$4,153,000
Estimated fair value of Founder Shares provided in Non-Redemption Agreements	6,670,000	1,825,000	8,170,000	1,825,000
Loss from operations	(7,980,000)	(2,760,000)	(13,804,000)	(5,978,000)
Other income (expense):
Interest income earned on Trust Account	639,000	4,510,000	2,202,000	12,309,000
Other interest income	8,000	-	15,000	-
Change in fair value of extension notes payable	(3,986,000)	-	(7,138,000)	-
Change in fair value of derivative warrant liabilities	1,487,000	(557,000)	(186,000)	(371,000)
Income (loss) before provision for income tax	(9,832,000)	1,193,000	(18,911,000)	5,960,000
Provision for income tax	(140,000)	(943,000)	(476,000)	(2,553,000)
Net income (loss)	$(9,972,000)	$250,000	$(19,387,000)	$3,407,000

Weighted average shares of Class A common stock outstanding - basic and diluted	5,269,000	33,911,000	5,946,000	34,032,000
Net income (loss) per share of Class A common stock – basic and diluted	$(0.60)	$0.01	$(1.12)	$0.08

Weighted average shares of Class B common stock outstanding – basic and diluted	11,364,000	11,364,000	11,364,000	11,364,000
Net income (loss) per share of Class B common stock – Basic and diluted	$(0.60)	$0.01	$(1.12)	$0.08

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended September 30, 2024:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, June 30, 2024 (unaudited)	-	$-	11,364,318	$1,000	$3,325,000	$(18,503,000)	$(15,177,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(446,000)	(446,000)
Estimated fair value of deemed contribution Founders Shares	-	-	-	-	6,670,000	-	6,670,000
Net loss	-	-	-	-	-	(9,972,000)	(9,972,000)
Balances, September 30, 2024 (unaudited)	-	$-	11,364,318	$1,000	$9,995,000	$(28,921,000)	$(18,925,000)

For the three months ended: September 30, 2023:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, June 30, 2023 (unaudited)	-	$-	11,364,318	$1,000	$-	$(16,257,000)	$(16,256,000)
Accretion of Class A common stock subject to redemption	-	-	-	-	-	2,807,000	2,807,000
Estimated fair value of deemed contribution Founders Shares	-	-	-	-	1,825,000	-	1,825,000
Excise tax payable on redemptions	-	-	-	-	-	(861,000)	(861,000)
Net income	-	-	-	-	-	250,000	250,000
Balances, September 30, 2023 (unaudited)	-	$-	11,364,318	$1,000	$1,825,000	$(14,061,000)	$(12,235,000)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(continued)

For the nine months ended September 30, 2024:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2023	-	$-	11,364,318	$1,000	$1,825,000	$(7,860,000)	$(6,034,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(1,674,000)	(1,674,000)
Estimated fair value of deemed contribution Founders Shares	-	-	-	-	8,170,000	-	8,170,000
Net loss	-	-	-	-	-	(19,387,000)	(19,387,000)
Balances, September 30, 2024 (unaudited)	-	$-	11,364,318	$1,000	$9,995,000	$(28,921,000)	$(18,925,000)

For the nine months ended: September 30, 2023:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2022	-	$-	11,364,318	$1,000	$-	$(13,326,000)	$(13,325,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(3,281,000)	(3,281,000)
Estimated fair value of deemed contribution Founders Shares	-	-	-	-	1,825,000	-	1,825,000
Excise tax payable on redemptions	-	-	-	-	-	(861,000)	(861,000)
Net income	-	-	-	-	-	3,407,000	3,407,000
Balances, September 30, 2023 (unaudited)	-	$-	11,364,318	$1,000	$1,825,000	$(14,061,000)	$(12,235,000)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(19,387,000)	$3,407,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned in the Trust Account	(2,202,000)	(12,309,000)
Estimated fair value of Founders Shares provided in Non-Redemption Agreements	8,170,000	1,825,000
Change in fair value of derivative liabilities	186,000	371,000
Change in fair value of extension notes payable	7,138,000	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	21,000	321,000
Increase in accounts payable	140,000	185,000
Increase in accrued liabilities	3,898,000	2,188,000
Increase in deferred compensation – related parties	186,000	378,000
Decrease (increase) in franchise and income taxes payable	(478,000)	970,000
Net cash used in operating activities	(2,328,000)	(2,664,000)

Cash flows from investing activities:
Cash withdrawn from Trust Account for taxes	1,006,000	1,735,000
Net cash provided by investing activities	1,006,000	1,735,000

Cash flows from financing activities:
Cash received from subscription agreements	1,750,000	-
Issuance of working capital loans	-	200,000
Net cash provided by financing activities	1,750,000	200,000

Net increase (decrease) in cash	428,000	(729,000)
Cash at beginning of period	462,000	732,000
Cash at end of period	$890,000	$3,000

Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$983,000	$1,566,000
Redemption payable to Class A common stock holders	$21,400,000	-

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

At September 30, 2024, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners VI LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $340,930,000 Public Offering (Note 5) and a $10,819,000 private placement of warrants (the “Private Placement Warrants”) to our Sponsor, our Direct Anchor Investors (as defined below) and Other Anchor Investors (as defined below) (“Private Placement”) (Note 4). Upon the closing of the Public Offering and the Private Placement (including the underwriters’ over-allotment option exercise), $340,930,000 was deposited in a trust account (the “Trust Account”). However, due to redemptions in October 2023, January 2024 and September 2024, the Trust Account is approximately $35,409,000 and $270,953,000 at September 30, 2024 (after giving effect to redemptions payable at that date) and December 31, 2023, respectively.

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

At a special meeting of stockholders held on January 10, 2024 (the “2024 Extension Meeting”), the Company’s stockholders approved the proposal (the “2024 Extension Amendment”) to amend and restate the Company’s certificate of incorporation to extend the date by which the Company must (i) consummate an initial Business Combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Public Offering from the Initial Extended Date to September 30, 2024 (or such earlier date as determined by the board of directors of the Company).

At a special meeting of stockholders held on September 30, 2024 (the “2024 Extension Meeting II”), the Company’s stockholders approved the proposal (the “2024 Extension Amendment II,” together with 2024 Extension Amendment, the “2024 Extension Amendments”) to amend and restate the Company’s certificate of incorporation to (1) extend the date by which the Company must (i) consummate an initial Business Combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Public Offering from September 30, 2024 to March 31, 2025 (or such earlier date as determined by the board of directors of the Company, the “Extended Date”), and to allow the Company, without another stockholder vote, to elect, by resolution of the Company’s board of directors, to further extend the Extended Date to consummate a Business Combination up to three times for an additional one month each time, until up to June 30, 2025, unless the closing of a Business Combination shall have occurred prior thereto; and (2) remove the limitation from the Company’s certificate of incorporation that the Company may not redeem any Class A common stock issued pursuant to the Public Offering (“public shares”) to the extent that such redemption would result in the Company’s failure to have net tangible assets in excess of $5 million (the “Redemption Limitation Amendment”).

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination by the Extended Date, or such later date up to June 30, 2025 as may be resolved by the Company’s board of directors or if stockholders approve an extension of such date, or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination prior to the Extended Date, or such later date up to June 30, 2025 as may be resolved by the Company’s board of directors, or if stockholders approve an extension of such date, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

On September 30, 2024, in connection with the 2024 Extension Meeting II, stockholders holding 1,992,461 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, in October 2024, the Company redeemed 1,992,461 shares of Class A common stock for approximately $21,400,000, or approximately $10.74 per share.

Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has recorded a liability of 1% of the amount of the October 2023 redemptions, approximately $861,000, as of December 31, 2023. This liability is recorded as a reduction to accumulated deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled. Management is continuing to evaluate the requirements of the Inflation Reduction Act and the Company’s operations, with respect to the January 2024 and September 30, 2024 redemptions and has concluded that substantial uncertainties exist as to whether such redemptions would result in additional liability at September 30, 2024 as such no amount of potential additionally liability has been recorded.

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

The Company has until the Extended Date (or until June 30, 2025 if so resolved by the Company’s board of directors), to complete its initial Business Combination unless stockholders approve an extension of such date. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s independent directors (collectively, the “initial stockholders”) have waived their rights to participate in any redemption with respect to their Founder Shares (as defined in Note 5); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination by the Extended Date, or such later date as may be resolved by the Company’s board of directors as permitted, or if stockholders approve an extension of such date.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Public Offering.

Nasdaq Delisting Notice Subsequent to September 30, 2024:

Subsequent to September 30, 2024, on October 1, 2024, the Company received a delisting notice from Nasdaq under their requirement that special purpose acquisition companies complete a business combination within three years of the effectiveness of its IPO registration statement. The Company has made a timely request for a hearing to appeal this determination before The Nasdaq Hearings Panel (the “Panel”) to request additional time to complete its previously announced business combination agreement with Greenstone (as defined below). The hearing request has stayed any suspension or delisting action pending the hearing. There can be no assurance that the Panel will grant the Company’s request for an extension or continued listing on Nasdaq.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 29, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any other future periods.

Mandatory Liquidation, Liquidity and Going Concern:

The Company had approximately $890,000 in cash and approximately $17,625,000 of negative working capital (excluding approximately $243,000 of taxes payable that will be paid from interest income earned on assets held in the Trust Account) at September 30, 2024. Further, the Company has segregated approximately $861,000 of cash for the payment of excise taxes on the redemptions of Class A common stock in connection with the 2023 Extension Meeting. Further, the Company is incurring, and expects to continue to incur, significant costs in the pursuit of an initial business combination. These conditions indicate that the Company needs additional working capital. In addition, if the Company cannot complete a Business Combination before the Extended Date, March 31, 2025 (or June 30, 2025 if extended as permitted by the board of directors), or such later date if stockholders approve an extension of such date, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to the Extended Date, or such later date up to June 30, 2025, as may be resolved by the Company’s board of directors, or if stockholders approve an extension of such date, to receive working capital from its Sponsor and/or external financing sources to the extent necessary and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to defer payments and continue to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following tables reflect the net (loss) per share after allocating income between the shares based on outstanding shares:

	Three months ended September 30, 2024		Three months ended September 30, 2023
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income (loss) per share of common stock:
Allocation of income (loss) – basic and diluted	$(3,159,000)	$(6,813,000)	$187,000	$63,000
Denominator:
Basic and diluted weighted average shares of common stock:	5,269,000	11,364,000	33,911,000	11,364,000

Basic and diluted net income (loss) per share of common stock	$(0.60)	$(0.60)	$0.01	$0.01

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income (loss) per share of common stock:
Allocation of income (loss) – basic and diluted	$(6,659,000)	$(12,728,000)	$2,553,000	$853,000
Denominator:
Basic and diluted weighted average shares of common stock:	5,946,000	11,364,000	34,032,000	11,364,000

Basic and diluted net income (loss) per share of common stock	$(1.12)	$(1.12)	$0.08	$0.08

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at September 30, 2024 or December 31, 2023.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of September 30, 2024 and December 31, 2023, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered either start-up or business combination costs and are not currently deductible. Further, warrant costs and income from change in fair value of derivative warrant liabilities may not be deductible or includible in taxable income. During the three months ended September 30, 2024 and 2023, the Company recorded income tax expense of approximately $140,000 and $943,000, respectively, and during the nine months ended September 30, 2024 and 2023, the Company recorded income tax expense of approximately $476,000 and $2,553,000, respectively. The tax provision results from taxable interest income earned on the Trust Account, which was partially offset by deductible franchise taxes. The Company’s effective tax rate for three months ended September 30, 2024 and 2023 was approximately 1% and 79%, respectively, and for nine months ended September 30, 2024 and 2023 the effective tax rate was approximately 3% and 48%, respectively. The effective tax rates differ from the expected income tax rate primarily due to substantial non-deductible income or expense from warrant fair value adjustments, subscription agreement fair value adjustments and the estimated fair-value of Founder Shares provided in non-redemption agreements, as well as by the start-up costs (discussed above) which are not currently deductible and business combination costs which may not be deductible or taxable. At September 30, 2024 and December 31, 2023, the Company has a gross deferred tax asset of approximately $2,650,000 and $1,490,000, respectively, primarily related to start-up and business combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2024 or December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption:

As discussed in Note 4, all of the 34,092,954 public shares sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. As a result of an amendment to its certificate of incorporation at September 30, 2024, the Company no longer has a maximum redemption threshold upon the closing of a Business Combination.

All shares of Class A common stock are redeemable and classified as such on the Company’s unaudited condensed balance sheet until such time as a redemption event takes place. At September 30, 2024, the value of Class A common stock that may be redeemed is equal to $10.73 per share (which is the assumed redemption price) multiplied by 3,276,453 shares of Class A common stock (after deducting the 1,992,461 and 20,528,851 shares, respectively, redeemed by stockholders on September 30, 2024 and January 10, 2024). At December 31, 2023, the value of Class A common stock that may be redeemed is equal to approximately $10.48 per share (which is the assumed redemption price) multiplied by 25,797,765 shares of Class A common stock (after deducting the 8,295,189 shares redeemed by stockholders on September 29, 2023).

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to accumulated deficit. Accordingly, at September 30, 2024 and December 31, 2023, all of the 3,276,453 and 25,797,765 public shares, respectively, were classified outside of permanent equity. Class A common stock subject to possible redemption consist of:

	Dollars	Shares
Gross proceeds of Public Offering	$340,930,000	34,092,954
Less: Proceeds allocated to Public Warrants	(11,935,000)	-
Offering costs	(19,018,000)	-
Plus: Accretion of carrying value to redemption value in 2021	30,953,000	-
Subtotal at date of Public Offering and December 31, 2021	340,930,000	34,092,954
Plus: Accretion of carrying value to redemption value in 2022	3,468,000	-
Subtotal at December 31, 2022	344,398,000	34,092,954
Less: Redemptions at September 29, 2023	(86,171,000)	(8,295,189)
Plus: Forgiveness of deferred underwriting compensation	11,933,000	-
Plus: Accretion of carrying value to possible redemption value in 2023	72,000	-
Shares of Class A common stock subject to possible redemption at December 31, 2023	$270,232,000	25,797,765
Less: Redemptions in January 2024	(215,340,000)	(20,528,851)
Redemptions Payable as of September 30, 2024	(21,400,000)	(1,992,461)
Plus: Accretion of carrying value to possible redemption value to September 30, 2024	1,674,000	-
Shares of Class A common stock subject to possible redemption at September 30, 2024	$35,166,000	3,276,453

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

Founder Shares Granted Under Non-Redemption Agreements

The Company accounts for the aggregate fair value of founder shares to be transferred pursuant to the 2023 Non-Redemption Agreements and 2024 Non-Redemption Agreements (each as defined in Note 9 below) as a deemed contribution to the capital of the Company from our Sponsor in the unaudited condensed statements of stockholders’ deficit in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and as a business combination cost in the unaudited statements of operations.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Subsequent Events:

Management has evaluated subsequent events and transactions occurring after September 30, 2024 (the unaudited condensed balance sheet date), up to the date of the unaudited condensed financial statements were issued, including redemptions in connection with the 2024 Extension Meeting II that were paid after September 30, 2024 and the Nasdaq delisting notice received on October 1, 2024. These matters are discussed in Notes 1, 2, 3 and elsewhere in these unaudited condensed financial statements. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the unaudited condensed financial statements have been recognized or disclosed.

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

The Company intends to finance a Business Combination with proceeds of approximately $340,930,000 (before redemptions in September 2023, January 2024 and September 30, 2024 discussed below) from the Public Offering and $10,819,000 from the private placement (Note 5), net of expenses of the offering and amounts allocated to working capital. Upon the closing of the Public Offering, the over-allotment option and the Private Placement, approximately $340,930,000 was deposited in the Trust Account.

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

As indicated in Notes 1 and 3, in connection with the 2023 Extension Amendment, holders of 8,295,189 shares of Class A common stock elected to redeem their shares and as such approximately $86,171,000 was removed from the Trust Account in 2023 to pay such redemptions. Further, and also as indicated in Notes 1 and 3, holders of 20,528,851 and 1,992,461 shares, respectively, of Class A common stock elected to redeem their shares in January 2024 and September 30, 2024, in connection with the 2024 Extension Amendments, and as such approximately $215,340,000 and $21,400,000, respectively, was removed from the Trust Account in 2024 (including $21,400,000 that was payable at September 30, 2024 and was paid in October 2024) to pay such redemptions.

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

Related Party Loans

If the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.50 per warrant, at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. In June 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Warrants at the option of the lender as described above. The Company has determined that the value of the conversion feature is immaterial at September 30, 2024 and December 31, 2023 and therefore the loan has been recorded at par value. As of September 30, 2024 and December 31, 2023, there was $200,000 outstanding at each date under the working capital loan.

Administrative Support Agreement and Payments to Certain Officers

The Company has agreed to pay $15,000 per month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC (“HCG”). Services commenced on September 29, 2021, the date the Company’s securities were first listed on the Nasdaq Global Market, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Charges to operations under the agreement for the three months ended September 30, 2024 and 2023 were $45,000 and $45,000, respectively, and $135,000 and $135,000, respectively, for the nine months ended September 30, 2024 and 2023. There was approximately $60,000 and $ 0, respectively, payable at September 30, 2024 and December 31, 2023.

Also, commencing on September 29, 2021, the Company began to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month was payable currently for their services. In addition, in January 2022, the Company began to compensate a Vice President of HCG , in his capacity as an independent contractor service provider to the Company, $25,000 per month, $12,500 of which is payable upon the completion of the Company’s initial Business Combination and $12,500 of which was payable currently for his services. An aggregate of approximately $378,000 and $718,000, respectively, (approximately $186,000 and $351,000, respectively, of which is deferred) was charged to operations for the nine months ended September 30, 2024 and 2023. An aggregate of approximately $54,000 and $220,000, respectively, (approximately $27,000 and $107,000, respectively, of which is deferred) was charged to operations for the three months ended September 30, 2024 and 2023. Total Deferred compensation - related parties includes approximately $1,186,000 and $1,000,000, respectively, under this obligation at September 30, 2024 and December 31, 2023.

During September 2023, payments to the Company’s Chief Operating Officer ceased in connection with his resignation as an officer (but not as a director) of the Company. During August 2024, he resigned as a director of the Company.

In August 2024, payments to the Company’s Chief Financial Officer and to the independent contractor service provider to the Company (who is Vice President of HCG) ceased in connection with their resignations from the Company. If such former Chief Financial Officer and independent contractor service provider provide reasonable and timely cooperation to transfer their knowledge and duties as reasonably requested by the Company following their separation, they will remain entitled to receive their respective previously accrued deferred compensation (approximately $476,000 and $388,000, respectively, through September 30, 2024), payable upon closing of the Company’s initial Business Combination.

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

As indicated in Notes 1 and 3, in connection with the 2023 Extension Amendment, holders of 8,295,189 shares of Class A common stock elected to redeem their shares and as such approximately $86,171,000 was removed from the Trust Account in 2023 to pay such redemptions. Further, and as discussed in Notes 1 and 3, in January 2024 and September 2024, respectively, in connection with the 2024 Extension Amendments, holders of 20,528,851 and 1,992,461 shares of Class A common stock elected to redeem their shares and as such approximately $215,340,000 and $21,400,000 (which amount is recorded as redemptions payable at September 30, 2024 and was paid subsequent to September 30, 2024 in October 2024) was removed from the Trust Account in 2024 to pay such redemptions.

At September 30, 2024 and December 31, 2023, the balance in the Trust Account was held in a demand deposit account. The balance in the Trust Account is presented at fair value. During the three months ended September 30, 2024 and 2023 the Company withdrew approximately $0 and $0, respectively, and during the nine months ended September 30, 2024 and 2023, the Company withdrew approximately $1,006,000 and $1,735,000, respectively, to fund the payment of income and franchise taxes.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at September 30, 2024 or December 31, 2023.

NOTE 7 - WARRANT LIABILITIES

At September 30, 2024 and December 31, 2023, the Company has 18,576,712 Warrants outstanding, including 11,364,318 Public Warrants and 7,212,394 Private Placement Warrants. The Company is required to record the Warrants at fair value at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations.

The following tables present information about the Company’s Warrant liabilities that are measured at fair value on a recurring basis at September 30, 2024 (unaudited) and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$795,000	$795,000	$-	$-
Private Placement Warrants	505,000	-	505,000	-
Derivative warrant liabilities at September 30, 2024	$1,300,000	$795,000	$505,000	$-

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$682,000	$682,000	$-	$-
Private Placement Warrants	432,000	-	432,000	-
Derivative warrant liabilities at December 31, 2023	$1,114,000	$682,000	$432,000	$-

There were no transfers between levels during three and nine months ended September 30, 2024 and the year ended December 31, 2023.

At September 30, 2024 and December 31, 2023, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading of the Public Warrants in an active market ($0.07 and $0.06 per warrant on September 30, 2024 and December 31, 2023, respectively). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs - Level 2).

The derivative warrant liabilities are not subject to qualified hedge accounting.

Public Warrants

At September 30, 2024 and December 31, 2023, there were 11,364,318 Public Warrants outstanding. Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock. Under the terms of the warrant agreement, the Company has agreed to use its reasonable best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants have been or will be issued upon separation of the Units and only whole Warrants trade. Each Warrant will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

In no event will the Company be required to net cash settle any Warrant. f the Company is unable to complete the initial Business Combination prior to the Extended Date, or such later date up to June 30, 2025 as may be resolved by the Company’s board of directors, or if stockholders approve and extension of such date, and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

Private Placement Warrants

See Note 5 for information about the Company’s outstanding Private Placement Warrants to purchase 7,212,394 shares of Class A common stock.

NOTE 8 - WORKING CAPITAL SUBSCRIPTION AGREEMENTS

The fair value of the 2023 Subscription Agreement and 2024 Subscription Agreement (described below) are as follow:

Description	September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Subscription Agreements:
2023 Subscription Agreement	$7,302,000	$-	$-	$7,302,000
2024 Subscription Agreement	2,486,000	-	-	2,486,000
Subscription Agreements at September 30, 2024 (unaudited)	$9,788,000	$-	$-	$9,788,000

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Subscription Agreements:
2023 Subscription Agreement	900,000	-	-	900,000
Subscription Agreements at December 31, 2023	$900,000	$-	$-	$900,000

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

The estimated fair value of the 2023 Subscription Agreement was $7,302,000 at September 30, 2024 (an increase of $3,504,000 in the three months then ended), was determined by summing (1) the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, and (2) 0.9 shares of Common Stock for each dollar of the 2023 Capital Contribution valued using the closing stock price, then adjusting such amount by the probability of an initial Business Combination. The significant unobservable inputs, or Level 3 measurements, at September 30, 2024, included the probability of an initial Business Combination closing of 70%.

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

The estimated fair value of the 2024 Subscription Agreement was approximately $2,486,000 at September 30, 2024 (an increase of approximately $482,000 during the three months then ended). The significant unobservable inputs, or Level 3 measurements, at September 30, 2024 included the risk-adjusted discount rate of 10% and probability of business combination closing of 70%.

Amendment to Subscription Agreements and the Non-Redemption Agreements

In connection with entry of the Business Combination Agreement, the Company, beginning in June 2024 and continuing through the second half of 2024, the Sponsor and certain of the Anchor Investors and the investors parties to the 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements (collectively, the “investor parties”) entered into amendments to the subscription agreements executed with the Anchor Investors in connection with the IPO and the 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements, respectively, which amendments amend the amount of Founder Shares the Anchor Investors and the investors parties will purchase or receive, as applicable, from the Sponsor at the Closing. Certain of the Founder Shares to be purchased will be tied to the Sponsor earnout as set forth in the Sponsor Letter Agreement, by and among the Company, the Sponsor and PubCo, dated June 18, 2024. Further, the amendments also provide that the Anchor Investors and the investors parties will enter into a registration rights and lock-up agreement, in the form included to the Business Combination Agreement, upon closing of the Business Combination.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share. Upon completion of the Company’s initial Business Combination, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock in connection with the initial Business Combination. In March 2021 and December 31, 2021, the Company effected a stock dividend of 0.33333333 of Founder Share for each outstanding Founder Share, and the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share in September 2021, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 shares of Class B common stock (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). Because the underwriters’ exercised their over-allotment in part, 135,682 shares of Class B common stock were forfeited by the Sponsor leaving 11,364,318 shares of Class B common stock outstanding at September 30, 2024 and December 31, 2023.

At September 30, 2024 and December 31, 2023, all 3,276,453 and 25,797,765, respectively, shares of Class A common stock issued and outstanding as of such date are reflected as common stock subject to redemption. At September 30, 2024 and December 31, 2023, 1,992,461 and 0 shares, respectively, of Class A common stock are reflected as common stock to be redeemed.

As indicated in Notes 1, 3 and 4, in connection with the 2023 Extension Amendment holders of 8,295,189 shares of Class A common stock elected to exercise their right to redeem such shares for a pro rata portion of the funds in the Trust Account and such shares were redeemed in October 2023. Further, and also as indicated in Notes 1, 3 and 4, in connection with the 2024 Extension Amendments, holders of 20,528,851 and 1,992,461 shares, respectively, of Class A common stock elected to redeem their shares in January 2024 and September 30, 2024, and as such shares were redeemed in January 2024 and subsequent to September 30, 2024 in October 2024.

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

2024 Non-Redemption Agreements –

January 2024 Redemption Agreements - In January 2024, the Company and its Sponsor entered into agreements (“January 2024 Non-Redemption Agreements”) with fourteen unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 5,112,264 shares of the Company’s Class A common stock (“2024 Non-Redeemed Shares”) at the 2024 Extension Meeting. In exchange for the foregoing commitment not to redeem the 2024 Non-Redeemed Shares, the Sponsor has agreed to transfer to such investors an aggregate of 1,022,453 Founder Shares held by the Sponsor, promptly following the closing of the Company’s initial Business Combination if they do not exercise their redemption rights with respect to the 2024 Non-Redeemed Shares in connection with the 2024 Extension Meeting and that the 2024 Extension Amendment proposal is approved and effected by the Company’s filing with the Secretary of the State of Delaware of a Certificate of Amendment to the Charter. The January 2024 Non-Redemption Agreement increased the amount of funds that remain in the Trust Account following the 2024 Extension Meeting.

The Company has estimated, with the assistance of valuation professionals, the aggregate fair value of 1,022,453 Founder Shares to be transferred pursuant to the January 2024 Non-Redemption Agreements to be approximately $1.47 per Founder Share. The estimated fair value, approximately $1,500,000, was determined to be a deemed contribution to the capital of the Company from the Sponsor in the statements of stockholders’ deficit in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and a business combination cost in the statement of operations. Pursuant to the 2024 Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds in the Trust Account.

September 2024 Redemption Agreements - In September 2024, the Company and its Sponsor entered into agreements (“September 2024 Non-Redemption Agreements” together with the January 2024 Non-Redemption Agreements, the “2024 Non-Redemption Agreements”) with nine unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 3,238,379 shares of the Company’s Class A common stock (“September 2024 Non-Redeemed Shares”) at the 2024 Extension Meeting II. In exchange for the foregoing commitment not to redeem the 2024 Non-Redeemed Shares II, the Sponsor has agreed to transfer to such investors an aggregate of 809,594 Founder Shares held by the Sponsor, promptly following the closing of the Company’s initial Business Combination if they do not exercise their redemption rights with respect to the 2024 Non-Redeemed Shares II in connection with the 2024 Extension Meeting II and that the 2024 Extension Amendment II proposal is approved and effected by the Company’s filing with the Secretary of the State of Delaware of a Certificate of Amendment to the Charter. The September 2024 Non-Redemption Agreement increased the amount of funds that remain in the Trust Account following the 2024 Extension Meeting II.

The Company has estimated, with the assistance of valuation professionals, the aggregate fair value of 809,594 Founder Shares to be transferred pursuant to the September 2024 Non-Redemption Agreements to be approximately $8.11 per Founder Share. The estimated fair value, approximately $6,670,000, was determined to be a deemed contribution to the capital of the Company from the Sponsor in the statements of stockholders’ deficit in accordance with SAB Topic 5T, and a business combination cost in the statement of operations. Pursuant to the September 2024 Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds in the Trust Account.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

As discussed in Note 1 and elsewhere, during September 2023, holders of 8,295,189 shares of Class A common Stock elected to redeem their shares in connection with the 2023 Extension Meeting. As a result, approximately $86,171,000 was removed from the Company’s Trust Account to pay such holders. Management has evaluated the requirements of the IR Act and the Company’s operations, and has recorded a liability of approximately $862,000 as of September 30, 2024. This liability was recorded as a reduction to accumulated deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.

Management is continuing to evaluate the requirements of the Inflation Reduction Act and the Company’s operations with respect to the January 2024 and September 30, 2024 redemptions and has concluded that substantial uncertainties exist as to whether such redemptions would result in additional liability at September 30, 2024. As such no amount of potential additionally liability, which could potentially be material, has been recorded at this time.

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

Further, unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions will be included in a Registration Statement on Form F-4 that PubCo intends to file with the SEC relating to the Proposed Business Combination.

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

The Company had approximately $890,000 in cash and approximately $17,626,000 of negative working capital (excluding approximately $243,000 of taxes payable that will be paid from interest income earned on assets held in the Trust Account) at September 30, 2024. Further, the Company has segregated approximately $861,000 of cash for the payment of excise taxes on the 2023 redemptions of Class A common stock. Further, we are incurring, and expect to continue to incur, significant costs in the pursuit of an initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Events

Nasdaq Delisting Notice

Subsequent to September 30, 2024, on October 1, 2024, the Company received a delisting notice from Nasdaq under their requirement that special purpose acquisition companies complete a business combination within three years of the effectiveness of its IPO registration statement. The Company has made a timely request for a hearing to appeal this determination before The Nasdaq Hearings Panel (the “Panel”) to request additional time to complete its previously announced business combination agreement with Greenstone (as defined below). The hearing request has stayed any suspension or delisting action pending the hearing. There can be no assurance that the Panel will grant the Company’s request for an extension or continued listing on Nasdaq.

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

At a special meeting of stockholders held on January 10, 2024 (the “2024 Extension Meeting”), the Company’s stockholders approved the proposal (the “2024 Extension Amendment”) to amend and restate the Company’s certificate of incorporation to extend the date by which the Company must (i) consummate an initial Business Combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the public shares from the Initial Extended Date, January 10, 2024, to September 30, 2024 (or such earlier date as determined by the board of directors of the Company).

At a special meeting of stockholders held on September 30, 2024 (the “2024 Extension Meeting II”), the Company’s stockholders approved the proposal (the “2024 Extension Amendment II,” together with 2024 Extension Amendment, the “2024 Extension Amendments”) to amend and restate the Company’s certificate of incorporation to (1) extend the date by which the Company must (i) consummate an initial Business Combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Public Offering from September 30, 2024 to March 31, 2025 (or such earlier date as determined by the board of directors of the Company, the “Extended Date”), and to allow the Company, without another stockholder vote, to elect, by resolution of the Company’s board of directors, to further extend the Extended Date to consummate a Business Combination up to three times for an additional one month each time, until up to June 30, 2025, unless the closing of a Business Combination shall have occurred prior thereto; and (2) remove the limitation from the Company’s certificate of incorporation that the Company may not redeem any Class A common stock issued pursuant to the Public Offering (“public shares”) to the extent that such redemption would result in the Company’s failure to have net tangible assets in excess of $5 million (the “Redemption Limitation Amendment”).

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination by the Extended Date, or such later date up to June 30, 2025 as may be resolved by the Company’s board of directors, or if stockholders approve an extension of such date, or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination prior to the Extended Date, or such later date up to June 30, 2025, as may be resolved by the Company’s board of directors, or if stockholders approve an extension of such date, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

On September 30, 2024, in connection with the 2024 Extension Meeting II, stockholders holding 1,992,461 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, subsequent to September 30, 2024, in October 2024, the Company redeemed 1,992,461 shares of Class A common stock for approximately $21,400,000, or approximately $10.74 per share.

Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has recorded a liability of 1% of the amount of the October 2023 redemptions, approximately $861,000, as of December 31, 2023. This liability is recorded as a reduction to accumulated deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled. Management is continuing to evaluate the requirements of the Inflation Reduction Act and the Company’s operations, with respect to the January 2024 redemptions and has concluded that substantial uncertainties exist as to whether such redemptions would result in additional liability at September 30, 2024 as such no amount of potential additionally liability has been recorded.

Non-Redemption Agreements

September 2023 Redemption Agreements - In September 2023, the Company and the Sponsor entered into non-redemption agreements (the “2023 Non-Redemption Agreements”) with twenty-one unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 25,688,054 public shares (“September 2023 Non-Redeemed Shares”) at the 2023 Extension Meeting. In exchange for the foregoing commitment not to redeem the September 2023 Non-Redeemed Shares, the Sponsor agreed to transfer to such investors an aggregate of 2,568,805 founder shares held by the Sponsor, promptly following the closing of the Company’s initial Business Combination if they did not exercise their redemption rights with respect to the September 2023 Non-Redeemed Shares in connection with the 2023 Extension Meeting and the 2023 Extension Amendment was approved and effected by the Company’s filing with the Secretary of the State of Delaware of the First Amendment to the Company’s Amended and Restated Certificate of Incorporation.

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

January 2024 Redemption Agreements - In January 2024, the Company and its Sponsor entered into agreements (“January 2024 Non-Redemption Agreements”) with fourteen unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 5,112,264 shares of the Company’s Class A common stock (“2024 Non-Redeemed Shares”) at the 2024 Extension Meeting. In exchange for the foregoing commitment not to redeem the 2024 Non-Redeemed Shares, the Sponsor has agreed to transfer to such investors an aggregate of 1,022,453 Founder Shares held by the Sponsor, promptly following the closing of the Company’s initial Business Combination if they do not exercise their redemption rights with respect to the 2024 Non-Redeemed Shares in connection with the 2024 Extension Meeting and that the 2024 Extension Amendment proposal is approved and effected by the Company’s filing with the Secretary of the State of Delaware of a Certificate of Amendment to the Charter. The January 2024 Non-Redemption Agreement increased the amount of funds that remain in the Trust Account following the 2024 Extension Meeting.

The Company has estimated, with the assistance of valuation professionals, the aggregate fair value of 1,022,453 Founder Shares to be transferred pursuant to the January 2024 Non-Redemption Agreements to be approximately $1.47 per Founder Share. The estimated fair value, approximately $1,500,000, was determined to be a deemed contribution to the capital of the Company from the Sponsor in the statements of stockholders’ deficit in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and a business combination cost in the statement of operations. Pursuant to the 2024 Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds in the Trust Account.

September 2024 Redemption Agreements - In September 2024, the Company and its Sponsor entered into agreements (“September 2024 Non-Redemption Agreements” together with the January 2024 Non-Redemption Agreements, the “2024 Non-Redemption Agreements”) with nine unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 3,238,379 shares of the Company’s Class A common stock (“September 2024 Non-Redeemed Shares”) at the 2024 Extension Meeting II. In exchange for the foregoing commitment not to redeem the 2024 Non-Redeemed Shares II, the Sponsor has agreed to transfer to such investors an aggregate of 809,594 Founder Shares held by the Sponsor, promptly following the closing of the Company’s initial Business Combination if they do not exercise their redemption rights with respect to the 2024 Non-Redeemed Shares II in connection with the 2024 Extension Meeting II and that the 2024 Extension Amendment II proposal is approved and effected by the Company’s filing with the Secretary of the State of Delaware of a Certificate of Amendment to the Charter. The September 2024 Non-Redemption Agreement increased the amount of funds that remain in the Trust Account following the 2024 Extension Meeting II.

The Company has estimated, with the assistance of valuation professionals, the aggregate fair value of 809,594 Founder Shares to be transferred pursuant to the September 2024 Non-Redemption Agreements to be approximately $8.11 per Founder Share. The estimated fair value, approximately $6,670,000, was determined to be a deemed contribution to the capital of the Company from the Sponsor in the statements of stockholders’ deficit in accordance with SAB Topic 5T, and a business combination cost in the statement of operations. Pursuant to the September 2024 Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds in the Trust Account.

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

The estimated fair value of the Polar Subscription Agreement I was $7,302,000 at September 30, 2024 (an increase of $3,504,000 in the three months then ended), was determined by summing (1) the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, and (2) 0.9 shares of Common Stock for each dollar of the 2023 Capital Contribution valued using the closing stock price, then adjusting such amount by the probability of an initial Business Combination. The significant unobservable inputs, or Level 3 measurements, at September 30, 2024, included the probability of an initial Business Combination closing of 70%.

The estimated fair value of the Polar Subscription Agreement II would have been approximately $1,750,000 upon subscription at January 10, 2024 if it had been drawn down at that date and it was approximately $2,004,000 at September 30, 2024. The subscription was funded on April 1, 2024. The estimated fair value of the Polar Subscription Agreement II was approximately $2,486,000 at September 30, 2024 (an increase of approximately $482,000 during the three months then ended). The significant unobservable inputs, or Level 3 measurements, at September 30, 2024 included the risk-adjusted discount rate of 10% and probability of business combination closing of 70%.

Amendment to Subscription Agreements and the Non-Redemption Agreement

In connection with entry of the Business Combination Agreement, the Company, beginning in June 2024 and continuing through the second half of 2024, the Sponsor and certain of the Anchor Investors and the investors parties to the 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements (collectively, the “investor parties”) entered into amendments to the subscription agreements executed with the Anchor Investors in connection with the IPO and the 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements, respectively, which amendments amend the amount of Founder Shares the Anchor Investors and the investors parties will purchase or receive, as applicable, from the Sponsor at the Closing. Certain of the Founder Shares to be purchased will be tied to the Sponsor earnout as set forth in the Sponsor Letter Agreement, by and among the Company, the Sponsor and PubCo, dated June 18, 2024. Further, the amendments also provide that the Anchor Investors and the investors parties will enter into a registration rights and lock-up agreement, in the form included to the Business Combination Agreement, upon closing of the Business Combination.

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

General and administrative expenses — For the three and nine months ended September 30, 2024, we had a loss from operations of approximately $7,980,00 and $13,804,000, respectively, consisting of the estimated fair value of Founders Shares provided as compensation to investors for entering into the 2024 Non Redemption Agreements of approximately $6,670,000 and $8,170,000, respectively, as well as the costs of being a public company of approximately $381,000 and $917,000, respectively (including approximately proxy-related costs in the three and nine months), compensation of approximately $54,000 and $378,000, respectively (approximately $27,000 and $186,000, respectively, of which is deferred), approximately $50,000 and $150,000, respectively, of franchise taxes, approximately $45,000 and $135,000, respectively, of administrative fees to our Sponsor, and approximately $777,000 and $4,050,000, respectively, of costs associated with our business combination and other costs.

For the three and nine months ended September 30, 2023, we had a loss from operations of approximately $2,760,000 and $5,978,000, respectively, consisting primarily of costs associated with the estimated fair value of Founder Shares provided as compensation to investors for entering into the 2023 Non-Redemption Agreements of approximately $1,825,000 in both periods, costs for being a public company of approximately $260,000 and $626,000, respectively (including proxy-related costs in the nine months), compensation of approximately $220,000 and $718,000, respectively (approximately $107,000 and $351,000 of which is deferred), approximately $50,000 and $150,000, respectively, of franchise taxes, approximately $45,000 and $135,000, respectively, of administrative fees to our Sponsor, and approximately $340,000 and $2,405,000, respectively, of costs associated with searching for a suitable business combination and other costs.

Other income (expense) — In addition to operating costs, for the three and nine months ended September 30, 2024, we had other expense consisting of the following item: the costs associated with the change in fair value of both our extension notes payable (approximately $3,986,000 and $7,138,000, respectively) and our warrant liabilities (approximately $1,487,000 of other income and $186,000 of other expense, respectively) all partially offset by interest income of approximately $647,000 and $2,217,000 on our demand deposits in the Trust Account and our operating account.

For the three and nine months ended September 30, 2023, we had other income of approximately $3,953,000 and $11,938,000, respectively, representing interest income of approximately $4,510,000 and 12,309,000, respectively, on our investments in the Trust Account partially offset by the increase in fair value of our warrant liability during the period of approximately $557,000 and $371,000, respectively.

The change in the interest income is the result of market conditions as well as significant decreases in the Trust Account due to redemptions in September 2023 and January 2024. Further decrease is to be expected after additional redemptions of approximately $21,400,000 at September 30, 2024.

Provision for income taxes — The provision for income taxes in the three and nine months ended September 30, 2024, $140,000 and $476,000, respectively, results from taxable interest income offset by deductible franchise taxes. Since the Company’s operating expenses are considered non-deductible start-up costs or business combination expenses, they are not deductible for income tax purposes. Further, the change in value of our derivative warrant liabilities and our extension notes, as well as the estimated fair value of founder shares provided in 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements do not result in taxable income or expense.

The provision for income taxes in the three and nine months ended September 30, 2023, $943,000 and $2,553,000, respectively, results from the significantly higher taxable interest income in those periods prior to stockholder redemptions in October 2023 and January 2024. Since the Company’s operating expenses are considered non-deductible start-up costs or business combination expenses, they are not deductible for income tax purposes.

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

On September 29, 2023, in connection with the 2023 Extension Meeting, stockholders holding 8,295,189 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, on October 12, 2023, the Company redeemed 8,295,189 shares of Class A common stock for approximately $86,171,000, or approximately $10.39 per share. Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has an excise tax liability of 1% of the redemption amount, approximately $861,000 accrued on its unaudited condensed balance sheet at September 30, 2024 and its balance sheet at December 31, 2024. This liability was recorded as a reduction to stockholders’ deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.

In January 2024, in connection with the 2024 Extension Meeting, stockholders holding 20,528,851 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, in January 2024, the Company redeemed 20,528,851 shares of Class A common stock for approximately $215,340,000, or approximately $10.49 per share.

On September 30, 2024, in connection with the 2024 Extension Meeting II, stockholders holding 1,992,461 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, subsequent to September 30, 2024, in October 2024, the Company redeemed 1,992,461 shares of Class A common stock for approximately $21,400,000, or approximately $10.74 per share.

Management is continuing to evaluate the requirements of the Inflation Reduction Act and the Company’s operations with respect to the January 2024 and September 2024 redemptions and has concluded that substantial uncertainties exist as to whether such redemptions would result in additional liability at September 30, 2024. As such no amount of potential additionally liability has been recorded at this time.

Mandatory Liquidation, Liquidity and Going Concern:

The Company had approximately $890,000 in cash and approximately $17,625,000 of negative working capital (excluding approximately $243,000 of taxes payable that will be paid from interest income earned on assets held in the Trust Account) at September 30, 2024. Further, the Company has segregated approximately $861,000 of cash for the payment of excise taxes on the 2023 redemptions of Class A common stock. Further, we are incurring, and expect to continue to incur, significant costs in the pursuit of an initial business combination. These conditions indicate that the Company needs additional working capital. In addition, if the Company cannot complete a Business Combination before the Extended Date, March 31, 2025 (or June 30, 2025 if the board of directors elects to further extend the Extended Date, as permitted), or such later date if stockholders approve an extension of such date, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to the Extended Date, or such later date as may be resolved by the Company’s board of directors, or if stockholders approve an extension of such date, to receive working capital from its Sponsor and/or external financing sources to the extent necessary and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to defer payments and continue to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful.

Our Sponsor, an affiliate of our Sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. Up to $1,500,000 of such loans may be convertible into Warrants at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants issued to our Sponsor, our direct anchor investors and our other anchor investors. The terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. In June 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Warrants at the option of the lender as described above. The Company has determined that the fair value of the conversion feature is immaterial and therefore the loan has been recorded at par value. As of September 30, 2024 and December 31, 2023, there was $200,000 and $200,000 outstanding under the working capital loan.

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

Off-balance sheet financing arrangements

As of September 30, 2024, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At September 30, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

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

Also, commencing on September 29, 2021, the date our securities were first listed on the Nasdaq Global Market, we began to compensate each of our President and Chief Operating Officer as well as our Chief Financial Officer $29,000 per month prior to the consummation of our initial Business Combination, of which $14,000 per month is payable upon the completion of our initial Business Combination and $15,000 per month was payable currently for their services. Commencing January 1, 2022, we began compensating a Vice President of HCG, in his capacity as an independent contract service provider to the Company, at the rate of $25,000 per month, $12,500 of which is paid currently for his services and $12,500 of which was payable upon the closing of our initial Business Combination. An aggregate of approximately $54,000 and $378,000, respectively, was charged for operations for the three and nine months ended September 30, 2024. Deferred compensation – related parties includes approximately $1,186,000 under this obligation for the period from September 29, 2021 to September 30, 2024.

During September 2023, payments to the Company’s Chief Operating Officer ceased in connection with his resignation as an officer (but not as a director) of the Company. During August 2024, he resigned as a director of the Company.

During August 2024, payments to the Company’s Chief Financial Officer and to the independent contractor service provider to the Company (who is Vice President of HCG) ceased in connection with their resignations from the Company. If such former Chief Financial Officer and independent contractor service provider provide reasonable and timely cooperation to transfer their knowledge and duties as reasonably requested by the Company following their separation, they will remain entitled to receive their respective previously accrued deferred compensation (approximately $476,000 and $388,000, respectively, through September 30, 2024), payable upon closing of the Company’s initial Business Combination.

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

In October 2023 and January 2024, the Company entered into Polar Subscription Agreement I and Polar Subscription Agreement II for which the Company received cash contributions to the Company of $900,000 and $1,750,000 to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein. Such contributions shall be repaid upon closing of an initial business combination and contain various conversion or share issuance opportunities that make them complex financial instruments. The Company has adopted the fair value option in accounting for such agreements. The fair value option requires that a valuation be made of each instrument at each reporting date. Because there are limited observable inputs, such valuations are made using Level 3 estimates of value using unobservable inputs. Making such judgments of value is subjective and involves professional valuation skill. Because of that, the Company engages valuation professionals to make such fair value assessments. As such, the fair value of the Company’s extension promissory notes is a critical accounting estimate. A key metric used to calculate fair value is the probability of the closing of a business combination. Since the initial October 2023 subscription agreement this valuation metric has varied from 9.7% at inception in October and again at December 31, 2024, then 14% at inception of the Polar Subscription Agreement II in January 2024 and 30% at March 31, 2024, 40% at June 30, 2024 and 70% at September 30, 2024. The change from 9.7% at inception in October 2023 to 70% at September 30, 2024 had a $6,402,000 impact (increase) on the amount initially recorded at inception ($900,000) and on the Polar Subscription Agreement II the impact (increase) on the amount initially recorded at inception ($1,750,000) was approximately $736,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

As of the date this Quarterly Report, except as detailed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (300 round-lot holders). Additionally, in connection with our initial Business Combination, We will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $4.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that it will be able to meet those initial listing requirements at that time.

On October 1, 2024, we received a notice from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless we timely requested a hearing before the “Panel”, our securities would be subject to suspension and delisting from The Nasdaq Capital Market due to our non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. We timely requested a hearing before the Panel to request additional time to complete the Business Combination. The hearing request resulted in a stay of any suspension or delisting action pending the hearing, which is scheduled for November 19, 2024. There can be no assurance that the Panel will grant our request for an extension or continued listing on Nasdaq or that the extension, if grated, will provide us with sufficient time to complete the Business Combination.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including (i) limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a limited amount of news and analyst coverage in the future; (iv) institutional investors losing interest in our securities; (v) subjection to stockholder litigation and (vi) a decreased ability to issue additional securities or obtain additional financing in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1*+	Separation Agreement between the Company and Nicholas Petruska, dated as of August 2, 2024.
10.2	Form of Non- Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 19, 2024).
10.3	Third Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
10.4	Fourth Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 2, 2024).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

+	Indicates management compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. VI

Dated: November 8, 2024	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2024	/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)