Form 10-K
period 2024-12-31
Hennessy Capital Investment Corp. VI
filed 2025-03-31
CIK 1842937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2024, was $55,587,042.70.

As of March 27, 2025, there were 3,276,453 shares of Class A common stock, and 11,364,318 shares of Class B common stock issued and outstanding.

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

These risks, uncertainties and assumptions include, but are not limited to, the following risks, uncertainties, assumptions and other factors:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the availability to us of funds from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Report, in our registration statement on Form S-1 (File No. 333-254062) filed in connection with our initial public offering, and in the PubCo registration statement on Form F-4 (File No. 333-283650), as may be amended and supplemented from time to time, filed in connection with our Proposed Business Combination.

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

FREQUENTLY USED TERMS

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investors” are to our direct anchor investors, our other anchor investors and our strategic anchor investor;

●	“BlackRock” are to certain funds and accounts managed by subsidiaries of BlackRock, Inc.;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Company Merger Sub” are to Cayman Merger Sub Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo;

●	“completion window” is the period starting upon the completion of our initial public offering and ending on the date by which we must complete a business combination, i.e., April 30, 2025 (or up to June 30, 2025 if our board of directors elects by resolution to further extend such date, as permitted by our charter), such later date if our stockholders approve an extension of such date, or such earlier date as determined by our board of directors, at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions;

●	“D. E. Shaw” means D. E. Shaw Valence Investments (Cayman) Limited and D. E. Shaw Valence Portfolios, L.L.C.;

●	“direct anchor investors” are to BlackRock, Arena Capital Advisors, LLC, for and on behalf of the funds and accounts it manages, D. E. Shaw, certain funds managed by affiliates of Apollo Global Management, Inc., certain funds managed by Highbridge Capital Management, LLC and Antara Capital Total Return SPAC Master Fund LP;

●	“founder shares” are to shares of our Class B common stock and the shares of our Class A common stock issued upon the conversion thereof at the time of our initial business combination as described herein;
●	“Greenstone” are to Greenstone Corporation, an exempted company limited by shares incorporated under the laws of the Cayman Islands;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“other anchor investors” are to four unaffiliated “qualified institutional buyers” or “institutional accredited investors”, as defined in Rule 144A and Regulation D, respectively, under the Securities Act;

●	“private placement warrants” are to the warrants issued to our sponsor, our direct anchor investors and our other anchor investors, including warrants issued upon conversion of working capital loans, but excluding any warrants after any sale to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;
●

“Proposed Business Combination” are to the business combination transaction contemplated by, and on the terms and subject to the conditions set forth in, that certain Business Combination Agreement, dated as of June 17, 2024 (as subsequently amended), among us, Greenstone, PubCo, SPAC Merger Sub and Company Merger Sub;

●

“PubCo” are to Namib Minerals, an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of The Southern SelliBen Trust, a registered New Zealand foreign trust;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“SPAC Merger Sub” are to Midas SPAC Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo;

●	“sponsor” are to Hennessy Capital Partners VI LLC, a Delaware limited liability company;

●	“strategic anchor investor” are to a strategic investment fund that is focused on end-markets similar to those on which we intend to concentrate;

●	“warrants” are to the public warrants, and the private placement warrants; and

●	“we,” “us,” “Hennessy VI,” “company” or “our” are to Hennessy Capital Investment Corp. VI, a Delaware corporation.

v

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

On January 10, 2024, we amended our amended and restated certificate of incorporation to extend our completion window from January 10, 2024 until September 30, 2024 (the “January 2024 Extension”). Stockholders holding 20,528,851 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $215.3 million (approximately $10.49 per share) was removed from the trust account to pay such holders. Following such redemptions, we had 5,268,914 public shares outstanding.

On September 30, 2024, we further amended our amended and restated certificate of incorporation to: (1) extend our completion window from September 30, 2024 until March 31, 2025, or such earlier date as determined by our board of directors, and to allow us, without another vote by our stockholders, to elect, by resolution of our board of directors, to further extend our completion window up to three times for an additional one month each time, until up to June 30, 2025, unless the closing of our initial business combination shall have occurred prior thereto (the “September 2024 Extension”); and (2) remove the limitation from our amended and restated certificate of incorporation that we may not redeem public shares to the extent that such redemption would result in our failure to have net tangible assets in excess of $5,000,000. Stockholders holding 1,992,461 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $21.4 million (approximately $10.74 per share) was removed from the trust account to pay such holders. Following such redemptions, we have 3,276,453 public shares outstanding.

On October 1, 2024, we received a written notice (the “Delisting Notice”) from the Listing Qualifications Department of Nasdaq indicating that we had failed to comply with Nasdaq Listing Rule IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since our registration statement became effective on September 28, 2021, we were required to complete our initial business combination by no later than September 28, 2024.

We made a timely request for a hearing to appeal this determination before The Nasdaq Hearings Panel (the “Panel”) to request additional time to complete the Proposed Business Combination. The hearing request resulted in a stay of any suspension or delisting action pending the Panel’s decision after the hearing, which occurred on November 19, 2024. On December 19, 2024, we received written notification (the “Letter”) from Nasdaq notifying us of the Panel’s decision to grant our request to continue our listing on Nasdaq until March 31, 2025, subject to our compliance with the conditions outlined in the Letter. As described further below, we do not believe that we will be able to demonstrate compliance with the conditions outlined in the Letter on or before March 31, 2025 and, as a result, we anticipate Nasdaq will delist our securities from trading on its exchange after March 31, 2025.

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

At December 31, 2024, we had not commenced any operations. All activity for the period from January 22, 2021 (inception) through December 31, 2024 relates to our formation and our initial public offering and, subsequent to our initial public offering, identifying and completing a suitable business combination. We will not generate any operating revenues until after completion of its initial business combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from our initial public offering.

Business Combination Agreement

On June 17, 2024, we entered into a business combination agreement (as amended, modified, or restated from time to time, the “Business Combination Agreement”) with PubCo, SPAC Merger Sub, Company Merger Sub and Greenstone. Greenstone is an established gold producer with an attractive portfolio of three high-grade, low-cost gold mines in Zimbabwe, Africa.

The closing of the Proposed Business Combination will occur on the first date following the satisfaction or waiver of all of the closing conditions, which we anticipate occurring in the second quarter of 2025, or at such other time or in such other manner as agreed upon by Greenstone and us in writing. The U.S. Securities and Exchange Commission (the “SEC”) declared effective on March 14, 2025 the registration statement on Form F-4, filed by PubCo and Greenstone, as co-registrant, that relates to the Proposed Business Combination. We filed the related definitive proxy statement with the SEC and mailed copies of it to holders of record of our common stock as of February 18, 2025, the record date to vote on the Proposed Business Combination. The special meeting of stockholders in connection with the Proposed Business Combination is currently scheduled for April 7, 2025 (as may be postponed or adjourned from time to time).

In light of the fact that the Proposed Business Combination will not be completed prior to March 31, 2025, we expect that our securities will cease trading on Nasdaq after March 31, 2025 and will trade over the counter through the consummation of our initial business combination. See the risk factor below entitled, “We anticipate Nasdaq will delist our securities from trading on its exchange after March 31, 2025, which could limit our investors’ ability to make transactions in our securities and subject us to additional trading restrictions. In addition, if our securities are delisted from Nasdaq, they will cease to be recognized as “covered securities” under the National Securities Markets Improvement Act of 1996” for additional information. In March 2025, our board of directors elected to extend our completion window to April 30, 2025, as contemplated and permitted by our amended and restated certificate of incorporation.

For more information on the Proposed Business Combination, the Business Combination Agreement and the special meeting of stockholders in connection with the Proposed Business Combination, please see the section of this Report entitled “Management’s Discussion and Analysis Financial Condition and Results of Operations.”

Our Sponsor

Our sponsor is a Delaware limited liability company formed for the purpose of serving as our sponsor in connection with its search for an initial business combination. The roles and responsibilities of our sponsor and its affiliates are to initiate our formation through an initial public offering, to identify, acquire and operate one or more businesses, and to hold security interests in us.

The following entities and individuals have a direct or indirect material interest in our sponsor:

(i)	Hennessy Capital Group, LLC, a Delaware limited liability company (“HCG”) has a direct material interest in our sponsor as the sole managing member of our sponsor;

(ii)	Daniel J. Hennessy has an indirect material interest in our sponsor as a managing member and majority equity owner of HCG; and

(iii)	Thomas D. Hennessy has an indirect material interest in our sponsor as a managing member and minority equity owner of HCG.

Below are experiences our sponsor, its affiliates, and any of its promoters have had in organizing SPACs and other SPACs in which our sponsor, its affiliates, and any of its promoters are involved, along with certain other information:

●	SPAC (Hennessy Capital Acquisition Corp. (“Hennessy I”)), Target (Blue Bird Corp. (“Blue Bird”)). Hennessy I’s initial public offering closed January 16, 2014. No extension of the SPAC term and approximately 64.8% redemptions in connection with business combination. Hennessy I’s business combination with School Bus Holdings, Inc. closed on February 24, 2015. Shares of Blue Bird common stock trade on the Nasdaq Stock Market under the symbol “BLBD”, and the price of the common stock has ranged from $7.14 to $59.40 following consummation of the business combination, with a closing price of $35.14 on February 28, 2025.

●	SPAC (Hennessy Capital Acquisition Corp. II (“Hennessy II”)), Target (Daseke, Inc. (“Daseke”)). Hennessy II’s initial public offering closed July 22, 2015. No extension of SPAC term. Approximately 58.1% redemptions in connection with business combination. Hennessy II’s business combination with Daseke, Inc. closed on February 27, 2017. Shares of Daseke common stock traded on the Nasdaq Stock Market under the symbol “DSKE”, and the price of the common stock has ranged from $0.86 to $14.47 following consummation of the business combination. Daseke was acquired by TFI International on April 3, 2024 for $8.30 per share.

●	SPAC (Hennessy Capital Acquisition Corp. III (“Hennessy III”)), Target (NRC Group Holdings Corp. (“NRC Group”)). Hennessy III’s initial public offering closed June 22, 2017. No extension of SPAC term. Approximately 81.6% redemptions in connection with business combination. Hennessy III’s business combination with NRC Group closed on October 17, 2018. Prior to its acquisition by US Ecology, Inc., shares of NRC Group common stock traded on the NYSE American under the symbol “NRCG”, and the price of the common stock ranged from $6.65 to $13.00 following consummation of the business combination. NRC Group was acquired by US Ecology, Inc. on November 1, 2019 for $12.16 per share.

●	SPAC (Hennessy Capital Acquisition Corp. IV (“Hennessy IV”)), Target (Canoo Inc. (“Canoo”)). Hennessy IV’s initial public offering closed February 28, 2019. SPAC term was extended. Approximately 0.8% redemptions in connection with extension and no redemptions in connection with business combination. Hennessy IV’s business combination with Canoo closed on December 21, 2020. Shares of Canoo common stock trades on the Nasdaq Stock Market under the symbol “GOEV”, and the price of the common stock, after giving effect to its reverse stock splits, has ranged from $1.12 to $11,453.60 following consummation of the business combination, with a closing price of $1.35 on January 17, 2025, the date on which Canoo filed for bankruptcy.

●	SPAC (Hennessy Capital Investment Corp. V (“Hennessy V”)). Hennessy V’s initial public offering closed September 28, 2021. Hennessy V was liquidated in December 2022.

●	SPAC (Compass Digital Acquisition Corp. (“Compass Digital”)), Target (EEW Renewables Ltd (“EEW”)). Compass Digital’s initial public offering closed October 14, 2021. Compass Digital and EEW executed a definitive merger agreement on September 6, 2024 and is expected to close by the end of 2025.

●	SPAC (two (“two”)), Target (Logistics Properties of the Americas (“Logistics”)). two’s initial public offering closed March 30, 2021. SPAC term was extended twice. Approximately 76.7% and 16.2% redemptions, respectively, in connection with extensions and approximately 97.5% in connection with the business combination. two’s business combination with Logistics closed on March 27, 2024. Shares of Logistics common stock trade on the NYSE American under the symbol “LPA”, and the price of the common stock, after giving effect to its stock split, has ranged from $5.59 to $525.00 following consummation of the business combination, with a closing price of $9.70 on February 28, 2025.

●	SPAC (Hennessy Capital Investment Corp. VII (“Hennessy VII”)). Hennessy VII’s initial public offering closed on January 21, 2025.

Competitive Strengths

Experienced SPAC Management Team with Business Combination Success

Our team is led by Daniel J. Hennessy, our Chairman and CEO, who is one of the longest tenured and most experienced SPAC sponsor executives. In September 2013, Mr. Hennessy became Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc., or SBH, in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and previously served as its Vice Chairman from February 2015 to April 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged with Daseke in February 2017 and was subsequently acquired by TFI International (NYSE and TSX: TFII), and previously served as Vice Chairman from February 2017 to June 2021 of the Board of Daseke. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services in October 2018. In November 2019, NRC Group Holdings Corp. merged with U.S. Ecology, Inc. (previously NASDAQ: ECOL) at an attractive premium to the then current stock price. From March 2019 to December 2020, Mr. Hennessy served as Chairman and CEO of Hennessy Capital Acquisition Corp. IV, or Hennessy IV, which in August 2020 entered into a definitive agreement for an initial business combination with Canoo Holdings Ltd that closed in December 2020 and is now known as Canoo Inc. (NASDAQ: GOEV). In October 2020, Mr. Hennessy founded Hennessy Capital Investment Corp. V (NASDAQ: HCIC) or Hennessy V, and served as Chairman and CEO of Hennessy V from October 2020 until its liquidation in December 2022. In September 2024, Mr. Hennessy founded Hennessy Capital Investment Corp. VII (NASDAQ: HVII), or Hennessy VII, and serves as Chairman and CEO of Hennessy VII.

Furthermore, Nicholas Geeza, our Executive Vice President, Chief Financial Officer and Secretary and the Principal Financial and Accounting Officer, currently serves as Executive Vice President, Chief Financial Officer and Secretary of Hennessy VII since September 2024. He has served since April 2023 as Head of Business Development of Hennessy Capital Growth Strategies, an alternative investment company, since August 2023 as Chief Financial Officer of Compass Digital Acquisition Corp (NASDAQ: CDAQ), a special purpose acquisition company, and since April 2024 as Chief Financial Officer of Global Technology Acquisition Corp. I, a special purpose acquisition company that liquidated its trust account and delisted its securities from Nasdaq in October 2024.

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

Seasoned Board of Directors with Relevant Industry Experience

We have recruited and organized a group of four highly accomplished and engaged directors who have brought to us public company governance, executive leadership, operations oversight and capital markets expertise. Our board members have served as directors, chief executive officers, chief financial officers or in other executive and advisory capacities for numerous publicly-listed and privately-owned companies. Our directors have extensive experience with acquisitions, divestitures and corporate strategy and possess relevant domain expertise in the sectors where we expect to source business combination targets including, but not limited to, power management, industrial automation, advanced mobility, industrial digitization as well as advanced manufacturing. We believe their collective expertise, contacts and relationships make us a highly competitive and desirable merger partner. The backgrounds of our highly-qualified board of directors are highlighted below:

●	Anna Brunelle is one of our independent directors. Since October 2023, Ms. Brunelle has served as the Chief Financial Officer of May Mobility, an autonomous driving company. From August 2020 to February 2023, Ms. Brunelle served as the Chief Financial Officer of Ouster Inc. which completed a business combination with Colonnade Acquisition Corp., a special purpose acquisition company, in March 2021, and subsequently merged with Velodyne Lidar, Inc. (previously NASDAQ: VLDR) in February 2023. We believe that having a member of our board of directors with experience as an executive officer of a SPAC business combination target is unique and will make us an attractive business combination partner to target businesses. Ms. Brunelle has over 20 years of experience in finance, accounting, investor relations, corporate and business development, as well as business operations and analytics. She previously served as Chief Financial Officer of Kinestral Technologies from April 2018 through May 2020 and Chief Financial Officer and Interim Chief Operating Officer of Soylent from March 2016 through October 2017. She has also served as Chief Financial Officer of GlobalLogic, Chief Financial Officer of Tivo, Inc., and Senior Consultant for Deloitte & Touche, LLP. Ms. Brunelle currently serves as a director of Hennessy VII, Compass Digital Acquisition Corp. (NASDAQ: CDAQ) and Bolt Threads, Inc. and previously served as a director of Halio International from March 2019 through May 2020. During her tenure in leadership positions, she has worked on successful IPOs of technology companies and completed multiple private and public acquisitions and divestitures.

●	Sidney Dillard is one of our independent directors. Since August 2002, Ms. Dillard has served as Partner and Head of Corporate Investment Banking at Loop Capital Markets. Prior to Loop Capital Markets, Ms. Dillard served in multiple roles at Northern Trust Bank, including as Senior Vice President and Division Manager. Ms. Dillard was appointed to the board of directors of Health Care Service Corporation (a Mutual Legal Reserve Company) in October 2022. Ms. Dillard serves as Board Chair for Girl Scouts of Greater Chicago and Northwest Indiana and as a Board Member for The Chicago Network, IFF (f/k/a/ Illinois Facilities Fund), Window to the World Communications, Inc. (PBS affiliate: WTTW and WFMT) and the Economic Club of Chicago. Ms. Dillard received her A.B. in Economics from Stanford University and M.B.A. from Northwestern University — Kellogg School of Management. Ms. Dillard was selected to serve as a director due to her finance and investment banking background and her foreign and domestic capital markets experience.

●	Walter Roloson is one of our independent directors. Mr. Roloson currently serves as a Managing Vice President at Capital One Financial Corporation and as Co-head of its Capital One Shopping business, leading its sales, marketing, strategy, and finance functions. Previously, he co-founded Wikibuy in 2013 and served as Co-CEO through its sale to Capital One in November 2018. Mr. Roloson previously served in various investment and operational positions at LinkedIn Corporation, Tiger Global Management, LLC, Greenhill & Co Inc., and Jefferies Financial Group Inc.

●	John Zimmerman is one of our independent directors. He was appointed as a Partner at Oak Hill Capital Partners in July 2021, having previously served as Senior Advisor to Oak Hill Capital Partners from June 2015 through June 2020. From January 2018 through January 2022, Mr. Zimmerman also served as President of Gates Capital Partners and President and Chief Investment Officer of Crosscreek Capital Group. From 1999 through 2014, Mr. Zimmerman served in a variety of positions, including as Main Board Director and Chief Financial Officer, of Tomkins plc, which was publicly traded on the London Stock Exchange until it was taken private in 2010. Mr. Zimmerman currently serves on the Board of Trustees of Kent Denver School.

Directors Anna Brunelle, Sidney Dillard, Walter Roloson and John Zimmerman and former director Richard H. Fearon received founders’ equity prior to the initial public offering of Hennessy VI, in line with equity received by outside directors for similar entities. Other than our Chief Financial Officer, all of our directors and officers are individual investors in Hennessy Capital Partners VI LLC, our sponsor.

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

Financial Position

With funds in our trust account available for a business combination in the amount of approximately $35.4 million (as of December 31, 2024) assuming no redemptions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Sourcing of Target Businesses

We may engage the services of professional firms or other individuals that specialize in business acquisitions in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by us prior to, or in connection with any services rendered in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, are allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination.

We have agreed to pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate. We paid Mr. Petruska, our former Chief Financial Officer (until July 2024) and Mr. Ethridge, our former President and Chief Operating Officer (until September 2023), $29,000 per month for their services prior to the consummation of our initial business combination, of which $14,000 per month is payable upon the successful completion of an initial business combination.

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

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed business combination;

●	other time and budget constraints; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. If our sponsor or its affiliates engage in such transactions prior to the completion of the Proposed Business Combination, the purchase will be at a price no higher than the price offered through the redemption process. Any such securities purchased by our sponsor or its affiliates, or any other third party that would vote at the direction of our sponsor or its affiliates, will not be voted in favor of approving the Proposed Business Combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have an insider trading policy which will require insiders to (1) refrain from purchasing securities when they are in possession of any material non-public information and (2) to clear all trades with our compliance personnel or legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares. Our sponsor and its affiliates have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their shares of common stock. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to ensure that such public shares would not be redeemed in connection with an initial business combination. This may result in the completion of an initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or any of their respective affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or any of their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or any of their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, but only if such shares of common stock have not already been voted at the special meeting. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or any of their respective affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

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

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2024 is approximately $10.80 per public share (after giving effect to franchise and income taxes payable). The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock representing a majority of the voting power of all outstanding shares of capital stock entitled to vote at such meeting. Our initial stockholders, officers and directors will count toward this quorum and have agreed to vote any founder shares held by them in favor of our initial business combination. These quorum and voting thresholds, and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal-At-Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, we would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of our stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to us for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until the end of our completion window to complete our initial business combination. If we are unable to complete our initial business combination within our completion window, we will: (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The board of directors has waived our right under the amended and restated certificate of incorporation to access up to $100,000 of net interest from the trust account. Our sponsor has agreed to pay up to $100,000 of dissolutions expenses that might occur in the event our initial business combination does not occur. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within our completion window.

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

We expect that costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, would be funded from amounts remaining out of the approximately $889,000 of proceeds held outside the trust account (as of December 31, 2024), although there is no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. However, our board of directors has waived our right under the amended and restated certificate of incorporation to access up to $100,000 of net interest from the trust account, and our sponsor has agreed to pay up to $100,000 of dissolution expenses that might occur in the event our initial business combination does not occur.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within our completion window, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within our completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our completion window and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	We are a blank check company with no operational revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business or businesses may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between us and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination.

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction;

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	The current economic conditions may lead to increased difficulty in completing our initial business combination;

●	Recent volatility in capital markets may affect our ability to obtain financing for our initial business combination through sales of our common shares or issuance of indebtedness;

●	Military conflict in Russia/Ukraine, the Middle East or elsewhere may lead to increase and price volatility for publicly traded securities, which could make it difficult for us to consummate our initial business combination;

●	Changes in applicable laws, rules or regulations, or how such laws, rules or regulations are interpreted or applied, including the SEC’s new rules and interpretive guidance regarding SPAC and SPAC transactions, or a failure to comply with any applicable laws, rules and regulations, may adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination and our results of operations;

●	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares; and

●	There is substantial doubt about our ability to continue as a “going concern.”

●	The age of our company may lead us into a competitive disadvantage position as compared to newer special purpose acquisition companies.
●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of stockholders do not agree, which may increase the number of public shares that are redeemed and the risk of being subject to the “penny stock” rules and may also increase the risk that our securities may be delisted from Nasdaq.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (File No. 333-254062) filed in connection with our initial public offering and our other and future filings with the SEC, including and in the PubCo registration statement on Form F-4 (File No. 333-283650), as may be amended and supplemented from time to time, filed in connection with our Proposed Business Combination, as supplemented by the following risk factors:

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

We are subject to laws, rules and regulations enacted by national, regional and local government bodies, including new and evolving requirements. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws, rules and regulations and the interpretation and application of such laws, rules and regulations may be difficult, time consuming and costly. Those laws, rules and regulations and their interpretation and application may also change from time to time. For example, the SEC issued the Final SPAC Rules on January 24, 2024, which became effective on July 1, 2024. The Final SPAC Rules, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving shell companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material assumptions underlying, and of all material bases of, any projections used in SPAC business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These changes have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention and could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, rules or regulations, including any future changes in such applicable laws, rules or regulations or their interpretation or application, could have a material adverse effect on our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination and our results of operations.

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

If the deadline for us to complete a business combination is extended, our public stockholders will have the right to require us to redeem their public shares. Any redemption or other repurchase that occurs in connection with a business combination or otherwise may be subject to the excise tax. For example, in connection with the September 2023 Extension, stockholders holding 8,295,189 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, approximately $86.1 million (approximately $10.38 per share) was removed from the trust account to pay such holders, and we estimate that an excise tax of approximately $0.9 million will be payable for calendar year 2023. Additionally, in connection with the January 2024 Extension and September 2024 Extension, stockholders holding 20,528,851 public shares and stockholders holding 1,992,461 public shares, respectively, exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, an aggregate of approximately $237 million was removed from the trust account to pay such holders, and we estimate that an excise tax of approximately $2.37 million will be payable for calendar year 2024.

Whether and to what extent we would be subject to the excise tax for calendar year 2025 or in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. However, we have determined that it will not utilize any funds from its trust account to pay any potential excise taxes that may become due as a result of the September 2023 Extension, the January 2024 Extension or the September 2024 Extension pursuant to the IR Act upon a redemption of the public shares, including, but not limited to, in connection with our liquidation if we do not effect an initial business combination within its completion window. The foregoing excise tax could cause a reduction in the cash available on hand to complete a business combination and adversely affect our ability to complete a business combination.

We anticipate Nasdaq will delist our securities from trading on its exchange after March 31, 2025, which could limit our investors’ ability to make transactions in our securities and subject us to additional trading restrictions. In addition, if our securities are delisted from Nasdaq, they will cease to be recognized as “covered securities” under the National Securities Markets Improvement Act of 1996.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination, and we anticipate that our securities will be delisted from trading on Nasdaq after March 31, 2025. If we are delisted from Nasdaq, it may harm our ability to complete an initial business combination, as we may no longer be attractive as a merger partner if it is no longer listed on Nasdaq or another national securities exchange. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, stockholders’ equity would generally be required to be at least $4.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that it will be able to meet those initial listing requirements at that time.

On October 1, 2024, we received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), our securities would be subject to suspension and delisting from The Nasdaq Global Market due to our non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. We timely requested a hearing before the Panel to request additional time to complete the Proposed Business Combination. The hearing request resulted in a stay of any suspension or delisting action pending the Panel’s decision after the hearing, which occurred on November 19, 2024. On December 19, 2024, we received written notification (the “Letter”) from Nasdaq notifying us of the Panel’s decision to grant our request to continue its listing on Nasdaq until March 31, 2025, subject to our compliance with the condition outlined in the Letter that we shall demonstrate compliance with Nasdaq Listing Rule 5405 on or before March 31, 2025. We do not believe that we will be able to demonstrate compliance with the conditions outlined in the Letter on or before March 31, 2025.

On November 19, 2024, we received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying us that, for the preceding 30 consecutive business days, our market value of listed securities (“MVLS”) was below the $50 million minimum requirement for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2) (the “MVLS Requirement”). While this notification has no immediate effect on our listing, Nasdaq has provided us an initial period of 180 calendar days, or until May 19, 2025 (the “Compliance Date”), to regain compliance with the MVLS Requirement. To regain compliance with the MVLS Requirement, our MVLS must close at $50 million or more for a minimum of ten consecutive business days prior to the Compliance Date. If we do not regain compliance by the closing of an initial business combination or through an alternative method by the Compliance Date, our securities will be subject to delisting. At that time, we may appeal any such delisting determination to the Panel. However, there can be no assurance that, if we receive a delisting notice from Nasdaq and appeals the delisting determination, such appeal will be successful.

We anticipate Nasdaq will delist our securities from trading on its exchange after March 31, 2025 and if we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including (i) limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a limited amount of news and analyst coverage in the future, (iv) institutional investors losing interest in our securities, (v) subjection to stockholder litigation, (vi) a decreased ability to issue additional securities or obtain additional financing in the future, and (vii) making us a less attractive acquisition vehicle to a target business in connection with an initial business combination.

In addition, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our securities are currently listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if our securities were to be delisted from Nasdaq, our securities would cease to be recognized as covered securities, and we would be subject to regulation in each state in which we offer our securities.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about our ability to continue as a going concern for a period of time within one year from the date the financial statements included elsewhere in this Report were issued.

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

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 195 US Hwy 50, Suite 309 Zephyr Cove, Nevada 89448. The cost for this space is included in the $15,000 per-month aggregate fee an affiliate of our sponsor charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Holders

On March 27, 2025, there was one holder of record of our units, one holder of record of our Class A common stock, six holders of record of our Class B common stock, and twenty-nine holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. In the years ended December 31, 2022, December 31, 2023 and December 31, 2024, we did not effect any dividends. In March 2021 and September 2021, we effected stock dividends, resulting in an aggregate of 11,500,000 founder shares issued and then-outstanding (135,682 of such founder shares were subsequently forfeited by our sponsor when the remainder of the underwriters’ over-allotment option expired), in order to maintain the number of founder shares at 25% of our issued and outstanding common stock upon the consummation of our initial public offering. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

Overview

We are an early-stage blank check company incorporated on January 22, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As discussed below under Recent Events, on June 17, 2024 we entered into the Business Combination Agreement (as defined below). We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our common stock or preferred stock in our initial business combination:

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

We had approximately $889,000 in cash and approximately $20,736,000 of negative working capital at December 31, 2024. Further, we have segregated approximately $861,000 of cash for the payment of excise taxes on the 2023 redemptions of Class A common stock. Further, we are incurring, and expect to continue to incur, significant costs in the pursuit of an initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Events

Nasdaq Delisting Notice

On October 1, 2024, we received a delisting notice from Nasdaq under their requirement that special purpose acquisition companies complete a business combination within three years of the effectiveness of its IPO registration statement. We have made a timely request for a hearing to appeal this determination before The Nasdaq Hearings Panel (the “Panel”) to request additional time to complete its previously announced Business Combination Agreement with Greenstone (as defined below). The hearing request resulted in a stay of any suspension or delisting action pending the Panel’s decision after the hearing, which occurred on November 19, 2024. On December 19, 2024, we received written notification (the “Listing Letter”) from Nasdaq notifying us of the Panel’s decision to grant our request to continue its listing on The Nasdaq Stock Market until March 31, 2025, subject to our compliance with the conditions outlined in the Listing Letter. We do not believe that we will be able to demonstrate compliance with the conditions outlined in the Letter on or before March 31, 2025 and, as a result, we anticipate Nasdaq will delist our securities from trading on its exchange after March 31, 2025.

On November 19, 2024, we received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying us that, for the preceding 30 consecutive business days, our MVLS was below the $50 million minimum MVLS Requirement. While this notification has no immediate effect on our listing, Nasdaq has provided us an initial period of 180 calendar days, or until the Compliance Date, to regain compliance with the MVLS Requirement. To regain compliance with the MVLS Requirement, our MVLS must close at $50 million or more for a minimum of ten consecutive business days prior to the Compliance Date. If we do not regain compliance by the closing of an initial business combination or through an alternative method by the Compliance Date, our securities will be subject to delisting. At that time, we may appeal any such delisting determination to the Panel. However, there can be no assurance that, if we receive a delisting notice from Nasdaq and appeal the delisting determination, such appeal will be successful.

Business Combination Agreement

On June 17, 2024, we entered into the Business Combination Agreement with PubCo, SPAC Merger Sub, Company Merger Sub and Greenstone. Greenstone is an established gold producer with an attractive portfolio of three high-grade, low-cost gold mines in Zimbabwe, Africa.

Pursuant to the Business Combination Agreement, the parties thereto intend to enter into a business combination transaction (the “Proposed Business Combination” and, together with the other transactions contemplated thereby, the “Transactions”) by which, among other things, (a) Company Merger Sub is expected to be merged with and into Greenstone (the “Company Merger”), with Greenstone being the surviving entity of the Company Merger and becoming a wholly-owned subsidiary of PubCo; and (b) immediately following the Company Merger, SPAC Merger Sub is expected to be merged with and into us (the “SPAC Merger” and, together with the Company Merger, the “Mergers”), with us being the surviving entity of the SPAC Merger and becoming a wholly-owned subsidiary of PubCo. Upon closing of the Mergers (the “Closing,” and the date on which the Closing occurs, the “Closing Date”) Greenstone and we are each expected to become a direct wholly-owned subsidiary of PubCo, and PubCo is expected to become a publicly traded company operating under the name “Namib Minerals,” and its ordinary shares and warrants are expected to trade on the Nasdaq Global Market under the ticker symbols “NAMM” and “NAMMW,” respectively.

The Closing will occur on the first date following the satisfaction or waiver of all of the closing conditions, which we anticipate occurring in the second quarter of 2025, or at such other time or in such other manner as agreed upon by Greenstone and us in writing.

The obligations of the parties to consummate the Mergers and the Transactions are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of the following closing conditions: (i) approval of the Transactions by the shareholders of PubCo, the Company, Company Merger Sub and Greenstone; (ii) the registration statement on Form F-4 having become effective under the Securities Act of 1933, as amended (the “Securities Act”); (iii) PubCo’s initial listing application with Nasdaq will have been conditionally approved and, immediately following the Closing, PubCo will satisfy any applicable listing requirements of Nasdaq; (iv) no governmental authority will have enacted, issued, promulgated, enforced or entered any law or governmental order that makes the Closing illegal or otherwise prevents the Closing; (v) none of PubCo, Company Merger Sub, SPAC Merger Sub, Greenstone or any of the Greenstone’s subsidiaries will be in bankruptcy, receivership, administration, restructuring, corporate rescue or other similar proceedings, and no liquidator, administrator, restructuring officer or similar person will have been appointed, in each case under any applicable administration, scheme of arrangement, restructuring, receivership, corporate rescue, insolvency, bankruptcy, or reorganization laws; (vi) (a) the gross amount of cash available in the Trust Account following redemptions of public shares plus (b) the aggregate gross amount of proceeds from any permitted financing under the Business Combination Agreement that have been (or will be) funded at the Closing will be not less than $25.0 million; and (vii) other customary closing conditions set forth in the Business Combination Agreement.

In connection with the Proposed Business Combination, PubCo and Greenstone, as co-registrant, have filed with the SEC a registration statement on Form F-4, which includes a prospectus with respect to PubCo’s securities to be issued in connection with the Proposed Business Combination and a proxy statement to be distributed to holders of our common stock in connection with our solicitation of proxies for the vote by our stockholders with respect to the Proposed Business Combination and other matters described in such proxy statement. The SEC declared the registration statement effective on March 14, 2025. We filed the related definitive proxy statement with the SEC and mailed copies of it to holders of record of our common stock as of February 18, 2025, the record date to vote on the Proposed Business Combination. The special meeting of stockholders in connection with the Proposed Business Combination is currently scheduled for April 7, 2025 (as may be postponed or adjourned from time to time).

In light of the fact that the Proposed Business Combination will not be completed prior to March 31, 2025, we expect that our securities will cease trading on Nasdaq after March 31, 2025 and will trade over the counter through the consummation of our initial business combination. See the risk factor above entitled, “We anticipate Nasdaq will delist our securities from trading on its exchange after March 31, 2025, which could limit our investors’ ability to make transactions in our securities and subject us to additional trading restrictions. In addition, if our securities are delisted from Nasdaq, they will cease to be recognized as “covered securities” under the National Securities Markets Improvement Act of 1996” for additional information. In March 2025, our board of directors elected to extend our completion window to April 30, 2025, as contemplated and permitted by our amended and restated certificate of incorporation.

Unless specifically stated, this Report does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions are included in a registration statement on Form F-4 relating to the Proposed Business Combination that PubCo has filed with the SEC relating to the Proposed Business Combination. Before making any investment or voting decision, investors and our security holders are urged to read the registration statement and the definitive proxy statement, and any amendments or supplements thereto, as well as all other relevant materials filed or that will be filed with the SEC in connection with the Proposed Business Combination as they become available because they will contain important information about Greenstone, PubCo and us and the Proposed Business Combination.

For more information about the Proposed Business Combination and the Business Combination Agreement, see our Current Report on Form 8-K filed with the SEC on June 18, 2024, the registration statement on Form F-4 filed by PubCo with the SEC relating to the Proposed Business Combination, and our definitive proxy statement filed with the SEC on March 17, 2025.

 Extensions of Time to Complete Business Combination, Related Redemptions of Shares of Class A Common Stock and Related Excise Tax

At a special meeting of stockholders held on September 29, 2023 (the “2023 Extension Meeting”), the stockholders approved the proposal (the “2023 Extension Amendment”) to amend and restate our certificate of incorporation to extend the date by which we must (i) consummate an initial Business Combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the public shares that was consummated on October 1, 2021, from October 1, 2023 to January 10, 2024 (or such earlier date as determined by the board of directors, the “Initial Extended Date”).

At a special meeting of stockholders held on January 10, 2024 (the “January 2024 Extension Meeting”), the stockholders approved the proposal (the “January 2024 Extension Amendment”) to amend and restate our certificate of incorporation to extend the date by which we must (i) consummate an initial Business Combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the public shares from the Initial Extended Date, January 10, 2024, to September 30, 2024 (or such earlier date as determined by the board of directors).

At a special meeting of stockholders held on September 30, 2024 (the “September 2024 Extension Meeting”), the stockholders approved the proposal (the “ September 2024 Extension Amendment,” together with January 2024 Extension Amendment, the “2024 Extension Amendments”) to amend and restate our certificate of incorporation to (1) extend the date by which we must (i) consummate an initial Business Combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of our Class A common stock included as part of the units sold in our initial public offering from September 30, 2024 to March 31, 2025 (or such earlier date as determined by the board of directors, the “Extended Date”), and to allow us, without another stockholder vote, to elect, by resolution of the board of directors, to further extend the Extended Date to consummate an initial Business Combination up to three times for an additional one month each time, until up to June 30, 2025, unless the closing of an initial Business Combination shall have occurred prior thereto; and (2) remove the limitation from the certificate of incorporation that we may not redeem any public shares to the extent that such redemption would result in our failure to have net tangible assets in excess of $5 million.

In March 2025, our board of directors elected to extend our completion window to April 30, 2025, as contemplated and permitted by our amended and restated certificate of incorporation.

Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete an initial business combination by the Extended Date, or such later date up to June 30, 2025 as may be resolved by the board of directors, or if stockholders approve an extension of such date, or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (c) the redemption of the public shares if we are unable to complete an initial business combination by the Extended Date, or such later date up to June 30, 2025 as may be resolved by the board of directors, or if stockholders approve an extension of such date, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of creditors, if any, which could have priority over the claims of the public stockholders.

On September 29, 2023, in connection with the 2023 Extension Meeting, stockholders holding 8,295,189 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As such, in October 2023, we redeemed 8,295,189 shares of public shares for approximately $86,171,000, or approximately $10.39 per share.

In January 2024, in connection with the January 2024 Extension Meeting, stockholders holding 20,528,851 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, in January 2024, we redeemed 20,528,851 public shares for approximately $215,340,000, or approximately $10.49 per share.

On September 30, 2024, in connection with the September 2024 Extension Meeting, stockholders holding 1,992,461 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, subsequent to September 30, 2024, in October 2024, we redeemed 1,992,461 public shares for approximately $21,400,000, or approximately $10.74 per share. Following the redemptions in connection with the September 2024 Extension Meeting, we had 3,276,453 public shares outstanding.

Management has evaluated the requirements of the Inflation Reduction Act and our operations, and has recorded a liability of 1% of the amount of the October 2023 redemptions, approximately $861,000, as of December 31, 2023 and a liability of 1% of the amount of the January 2024 and September 2024 redemptions, approximately $3,229,000, as of December 31, 2024. These liabilities are recorded as a reduction to accumulated deficit as it is related to our capital stock and will be reevaluated and remeasured at the end of such subsequent period until it is settled.

Non-Redemption Agreements

September 2023 Non-Redemption Agreements - In September 2023, our sponsor and we entered into non-redemption agreements (the “2023 Non-Redemption Agreements”) with twenty-one unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 25,688,054 public shares (“September 2023 Non-Redeemed Shares”) at the 2023 Extension Meeting. In exchange for the foregoing commitment not to redeem the September 2023 Non-Redeemed Shares, our sponsor agreed to transfer to such investors an aggregate of 2,568,805 founder shares held by our sponsor, promptly following the closing of our initial business combination if they did not exercise their redemption rights with respect to the September 2023 Non-Redeemed Shares in connection with the 2023 Extension Meeting and the 2023 Extension Amendment was approved and effected by us filing with the Secretary of the State of Delaware of the First Amendment to the amended and restated certificate of incorporation.

We have estimated, with the assistance of valuation professionals, the aggregate fair value of 2,568,805 founder shares to be transferred pursuant to the 2023 Non-Redemption Agreements to be approximately $0.71 per founder share. The estimated fair value, approximately $1,825,000, was determined to be a deemed contribution to our capital from our sponsor in the statements of stockholders’ deficit in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and a business combination cost in the statement of operations. Pursuant to the 2023 Non-Redemption Agreements, we agreed not to satisfy any of our excise tax obligations from the interest earned on the funds in the trust account.

January 2024 Non-Redemption Agreements - In January 2024, our sponsor and we entered into agreements (“January 2024 Non-Redemption Agreements”) with fourteen unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 5,112,264 public shares (“January 2024 Non-Redeemed Shares”) at the January 2024 Extension Meeting. In exchange for the foregoing commitment not to redeem the January 2024 Non-Redeemed Shares, our sponsor agreed to transfer to such investors an aggregate of 1,022,453 founder shares held by our sponsor, promptly following the closing of our initial business combination if they did not exercise their redemption rights with respect to the January 2024 Non-Redeemed Shares in connection with the January 2024 Extension Meeting and that the January 2024 Extension Amendment was approved and effected by us filing with the Secretary of the State of Delaware of the Second Amendment to the amended and restated certificate of incorporation.

We have estimated, with the assistance of valuation professionals, the aggregate fair value of 1,022,453 founder shares to be transferred pursuant to the January 2024 Non-Redemption Agreements to be approximately $1.47 per founder share. The estimated fair value, approximately $1,500,000, was determined to be a deemed contribution to our capital from our sponsor in the statements of stockholders’ deficit in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and a business combination cost in the statement of operations. Pursuant to the January 2024 Non-Redemption Agreements, we agreed not to satisfy any of our excise tax obligations from the interest earned on the funds in the trust account.

September 2024 Non-Redemption Agreements - In September 2024, our sponsor and we entered into agreements (“September 2024 Non-Redemption Agreements” together with the January 2024 Non-Redemption Agreements, the “2024 Non-Redemption Agreements”) with nine unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 3,238,379 public shares (“September 2024 Non-Redeemed Shares”) at the September 2024 Extension Meeting. In exchange for the foregoing commitment not to redeem the September 2024 Non-Redeemed Shares, our sponsor has agreed to transfer to such investors an aggregate of 809,594 founder shares held by our sponsor, promptly following the closing of our initial business combination if they do not exercise their redemption rights with respect to the September 2024 Non-Redeemed Shares in connection with the September 2024 Extension Meeting and that the September 2024 Extension Amendment proposal is approved and effected by us filing with the Secretary of the State of Delaware of the Third Amendment to the amended and restated certificate of incorporation.

We have estimated, with the assistance of valuation professionals, the aggregate fair value of 809,594 founder shares to be transferred pursuant to the September 2024 Non-Redemption Agreements to be approximately $8.11 per founder share. The estimated fair value, approximately $6,670,000, was determined to be a deemed contribution to our capital from our sponsor in the statements of stockholders’ deficit in accordance with SAB Topic 5T, and a business combination cost in the statement of operations. Pursuant to the September 2024 Non-Redemption Agreements, we agreed not to satisfy any of our excise tax obligations from the interest earned on the funds in the trust account.

Subscription Agreements

On October 13, 2023, we entered into a subscription agreement (the “Polar Subscription Agreement I”) with HCG, our sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to make a $900,000 cash contribution to us (the “First Capital Contribution”) to cover our working capital expenses in accordance with the terms and conditions set forth therein. Pursuant to the Polar Subscription Agreement I, the First Capital Contribution shall be repaid to Polar by us upon the Closing. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock of the surviving entity in such initial business combination (the “Surviving Entity”) at a rate of one share of Class A common stock for each ten dollars ($10.00) of the First Capital Contribution. In consideration of the foregoing First Capital Contribution, we have agreed to issue, or to cause the Surviving Entity to issue, 0.9 of a share of Class A common stock of the Surviving Entity for each dollar ($1.00) of the First Capital Contribution funded as of or prior to the Closing. Pursuant to the Polar Subscription Agreement I, the Surviving Entity shall use its reasonable best efforts to cause any shares of Class A common stock issued to Polar pursuant to the Polar Subscription Agreement I to be registered on the first registration statement filed by the Surviving Company following the Closing, which shall be filed no later than 30 days following the Closing and declared effective no later than 90 days following the Closing. Upon certain events of default under the Polar Subscription Agreement I or if the Surviving Entity fails to file a registration statement to register the shares of Class A common stock issued to Polar within 30 days after the Closing and to have such registration statement declared effective within 90 days after the Closing, we (or the Surviving Entity, as applicable) shall issue to Polar an additional 0.1 of a share of Class A common stock for each dollar of the First Capital Contribution funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event we liquidate without consummating an initial business combination, any amounts remaining in our cash accounts (excluding the trust account) will be paid to Polar by us within five (5) calendar days of the liquidation, and such amounts shall be the sole recourse for Polar.

HCG agreed to purchase from Polar, and Polar agreed to transfer to HCG, effective upon execution of the Polar Subscription Agreement I, (i) 100,000 redeemable private placement warrants and (ii) 37.5% of Polar’s right under its existing 2021 subscription agreement (entered into in connection with our initial public offering) to purchase up to 150,000 shares of the Class B common stock from our sponsor, for an aggregate cash purchase price of $150,000.

On January 16, 2024, we entered into a subscription agreement (the “Polar Subscription Agreement II”) with the Sponsor and Polar pursuant to which Polar agreed to make a $1,750,000 cash contribution to us (the “Second Capital Contribution”) to cover our working capital expenses and certain potential excise tax obligations in accordance with the terms and conditions set forth therein. Pursuant to the Polar Subscription Agreement II, the Second Capital Contribution shall be repaid to Polar by us upon the Closing. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock of the Surviving Entity at a rate of one share of Class A common stock for each ten dollars ($10.00) of the Second Capital Contribution. In consideration of the foregoing Second Capital Contribution, we have agreed to issue, or to cause the Surviving Entity to issue, 70,000 shares of Class A common stock of the Surviving Entity (the “Subscription Shares”) to Polar as of or prior to the Closing. Pursuant to the Polar Subscription Agreement II, the Surviving Entity shall use its reasonable best efforts to cause the Subscription Shares issued to Polar pursuant to the Polar Subscription Agreement II to be registered on the first registration statement filed by the Surviving Company following the Closing, which shall be filed no later than 30 days following the Closing and declared effective no later than 90 days following the Closing. Upon certain events of default under the Polar Subscription Agreement II or if the Surviving Entity fails to file a registration statement to register the Subscription Shares issued to Polar within 30 days after the Closing and to have such registration statement declared effective within 90 days after the Closing, we (or the Surviving Entity, as applicable) shall issue to Polar an additional 0.1 of a share of Class A common stock for each one dollar ($1.00) of the Second Capital Contribution funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event we (1) liquidate without consummating an initial business combination or (2) consummate an initial business combination, we shall repay the Second Capital Contribution within 30 calendar days of the liquidation or within five (5) business days of the Closing (as applicable, the “Specified Period”). In the event that such Second Capital Contribution is not repaid in full within the Specified Period, Daniel J. Hennessy, our Chairman and Chief Executive Officer, has agreed (in his individual capacity) to purchase from Polar all of Polar’s remaining rights under the Polar Subscription Agreement II (excluding the right to receive the Subscription Shares, which shall remain with Polar) for a cash amount equal to the portion of the Second Capital Contribution not repaid by us.

On April 1, 2024, we received proceeds of $1,750,000 under the Polar Subscription Agreement II.

We elected the fair value option to account for amounts received from the Polar Subscription Agreement I and Polar Subscription Agreement II. As a result of applying the fair value option, we recognize the amounts received at fair value, with subsequent changes in fair value recognized as a change in fair value in the consolidated statements of operations. The fair value is based on prices or valuation techniques that require significant inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.

The estimated fair value of the Polar Subscription Agreement I was $7,148,000 at December 31, 2024 (an increase of $6,248,000 in the year then ended), was determined by summing (1) the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, and (2) 0.9 shares of common stock for each dollar of the First Capital Contribution valued using the closing stock price, then adjusting such amount by the probability of an initial business combination. The significant unobservable inputs, or Level 3 measurements, at December 31, 2024, included the probability of an initial business combination closing of 75%.

The estimated fair value of the Polar Subscription Agreement II would have been approximately $1,750,000 upon subscription at January 10, 2024 if it had been drawn down at that date and it was approximately $2,372,000 at December 31, 2024. The subscription was funded on April 1, 2024. The estimated fair value of the Polar Subscription Agreement II was approximately $2,372,000 at December 31, 2024 (an increase of approximately $622,000 during the year then ended). The significant unobservable inputs, or Level 3 measurements, at December 31, 2024 included the risk-adjusted discount rate of 10% and probability of an initial business combination closing of 75%.

Amendments to Subscription Agreements and the Non-Redemption Agreements

In connection with entry of the Business Combination Agreement, the Company, beginning in June 2024 and continuing through 2025, our sponsor and certain of the Anchor Investors and the investors parties to the 2023 Non-Redemption Agreements and the January 2024 Non-Redemption Agreements (collectively, the “investor parties”) entered into amendments to the subscription agreements executed with the Anchor Investors in connection with our initial public offering and the 2023 Non-Redemption Agreements and the January 2024 Non-Redemption Agreements, respectively, which amendments amend the amount of founder shares the Anchor Investors and the investors parties will purchase or receive, as applicable, from our sponsor at the Closing. Certain of the founder shares to be purchased will be tied to our sponsor earnout as set forth in the Sponsor Letter Agreement, by and among us, our sponsor and PubCo, dated June 18, 2024. Further, the amendments also provide that the Anchor Investors and the investors parties will enter into a registration rights and lock-up agreement, in the form included to the Business Combination Agreement, upon closing of the Proposed Business Combination.

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

We elected the fair value option to account for amounts received from the Polar Subscription Agreement I and Polar Subscription Agreement II. As a result of applying the fair value option, we recognize the amounts received at fair value, with subsequent changes in fair value recognized as a change in fair value in the consolidated statements of operations. The fair value is based on prices or valuation techniques that require significant inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.

We account for the aggregate fair value of founder shares to be transferred pursuant to the 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements as a deemed contribution to our capital from our sponsor in the unaudited condensed statements of stockholders’ equity in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and as a business combination cost in the unaudited statement of operations.

General and administrative expenses — For the year ended December 31, 2024, we had a loss from operations of approximately $14,831,000 consisting primarily of the estimated fair value of founder shares provided as compensation to investors for entering into the 2024 Non Redemption Agreements of approximately $8,170,000, as well as the costs of being a public company of approximately $1,071,000, compensation of approximately $378,000, (approximately $185,000 of which is deferred), approximately $202,000 of franchise taxes, approximately $180,000 of administrative fees to our sponsor, and approximately $4,884,000 of costs associated with our Proposed Business Combination and other costs.

For the year ended December 31, 2023, we had a loss from operations of approximately $6,650,000 consisting primarily of costs associated with the estimated fair value of founder shares provided as compensation to investors for entering into the 2023 Non-Redemption Agreements of approximately $1,825,000, costs for being a public company of approximately $857,000, compensation of approximately $880,000 (approximately $430,000 of which is deferred), approximately $200,000 of franchise taxes, approximately $180,000 of administrative fees to our sponsor, and approximately $2,708,000 of costs associated with searching for a suitable business combination and other costs.

Other income (expense) — In addition to operating costs, for the year ended December 31, 2024, we had other expense consisting of the following items: the costs associated with the change in fair value of both our extension notes payable, approximately $3,986,000, and our warrant liabilities, approximately $1,115,000, all partially offset by interest income of approximately $2,573,000 on our demand deposits in the trust account and our operating account.

In addition to operating costs, for the year ended December 31, 2023, we had other income of approximately $16,270,000 representing interest income of approximately $15,526,000 on our investments in the trust account and the decrease in fair value of our warrant liability during the period of approximately $744,000.

The change in the interest income is the result of market conditions as well as significant decreases in the trust account due to redemptions in September 2023, January 2024 and September 30, 2024.

Provision for income taxes — The provision for income taxes in the year ended December 31, 2024, approximately $506,000 results from taxable interest income offset by deductible franchise taxes. Since our operating expenses are considered non-deductible start-up costs or initial business combination expenses, they are not deductible for income tax purposes. Further, the change in value of our derivative warrant liabilities and our extension notes, as well as the estimated fair value of founder shares provided in 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements do not result in taxable income or expense.

The provision for income taxes in the years ended December 31, 2023 is approximately $3,221,000 and resulted from taxable interest income, net of franchise taxes. Since our operating expenses are considered non-deductible start-up costs or initial business combination expenses, they are not deductible for income tax purposes. Further, the change in value of our derivative warrant liabilities does not result in taxable income or expense.

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

In June 2023, our sponsor loaned $200,000 to us, and in October 2023, Polar made a capital contribution to us of $900,000. In January 2024, Polar agreed to make an additional capital contribution to us of $1,750,000, which contribution was made on April 1, 2024.

On September 29, 2023, in connection with the 2023 Extension Meeting, stockholders holding 8,295,189 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As such, on October 12, 2023, we redeemed 8,295,189 shares of Class A common stock for approximately $86,171,000, or approximately $10.39 per share. Management has evaluated the requirements of the Inflation Reduction Act and our operations, and has recorded an excise tax liability of 1% of the redemption amount, approximately $861,000 accrued on its balance sheet at December 31, 2024. This liability was recorded as a reduction to stockholders’ deficit as it is related to our capital stock. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.

In January 2024, in connection with the January 2024 Extension Meeting, stockholders holding 20,528,851 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, in January 2024, we redeemed 20,528,851 shares of Class A common stock for approximately $215,340,000, or approximately $10.49 per share.

On September 30, 2024, in connection with the September 2024 Extension Meeting, stockholders holding 1,992,461 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As such, subsequent to September 30, 2024, in October 2024, we redeemed 1,992,461 shares of Class A common stock for approximately $21,400,000, or approximately $10.74 per share.

Management has evaluated the requirements of the Inflation Reduction Act and our operations with respect to the January 2024 and September 2024 redemptions and has recorded a liability of 1% of the aggregate of approximately $236,772,000 of those redemptions, approximately $2,368,000, as of December 31, 2024 bringing the total accrued liability for excise tax to approximately $3,229,000 at December 31, 2024 for the 2023 and 2024 redemptions.

Mandatory Liquidation, Liquidity and Going Concern:

We had approximately $889,000 in cash and approximately $20,732,000 of negative working capital at December 31, 2024. Further, we have segregated approximately $861,000 of cash for the payment of excise taxes on the 2023 redemptions of Class A common stock. Further, we are incurring, and expect to continue to incur, significant costs in the pursuit of an initial business combination. These conditions indicate that we need additional working capital. In addition, if we cannot complete a business combination before the Extended Date, April 30, 2025 (or June 30, 2025 if the board of directors elects to further extend the Extended Date, as permitted), or such later date if stockholders approve an extension of such date, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Our plan to deal with this uncertainty is to complete a business combination prior to the Extended Date, or such later date as may be resolved by the board of directors, or if stockholders approve an extension of such date, to receive working capital from our sponsor and/or external financing sources to the extent necessary and to work with creditors to defer payments. There is no assurance that our plans to consummate a business combination, work with creditors to defer payments and continue to receive loans, if available, from our sponsor and/or external financing sources will be successful or successful within the required timeframe. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful.

Our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor, our direct anchor investors and our other anchor investors. The terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. In June 2023, our sponsor loaned $200,000 to us. Such loan bears no interest and may be converted to 133,333 private placement warrants at the option of the lender as described above. Pursuant to an additional working capital loan, between October 2024 and December 2024, our sponsor loaned an aggregate of approximately $141,000 to us, and subsequent to December 31, 2024, our sponsor loaned an additional approximately $107,000 in the aggregate to us between January 2025 and March 26, 2025. Such loan bears no interest and may be converted to an additional 94,111 and 165,604 private placement warrants as of December 31, 2024 and March 26, 2025, respectively, at the option of the lender as described above. We have determined that the value of the conversion feature of the working capital loans are immaterial and therefore the loans have been recorded at par value. As of December 31, 2024 and 2023, there were approximately $341,000 and $200,000, respectively, outstanding under the working capital loans.

On October 13, 2023, we entered into the Polar Subscription Agreement I with HCG, our sponsor, and Polar, pursuant to which Polar agreed to make a $900,000 cash contribution to us to cover our working capital expenses in accordance with the terms and conditions set forth therein and as further described in “—Recent Events—Subscription Agreements” above.

On January 10, 2024, we entered into the Polar Subscription Agreement II with HCG, Daniel J. Hennessy, the Sponsor, and Polar, pursuant to which Polar agreed to make a $1,750,000 cash contribution to us to cover our working capital expenses in accordance with the terms and conditions set forth therein and as further provided in “—Recent Events—Subscription Agreements” above.

If we complete our initial business combination, we would repay amounts loaned under our sponsor’s working capital loan and return the First Capital Contribution and Second Capital Contribution made by Polar pursuant to the terms of the Polar Subscription Agreement I and Polar Subscription Agreement II out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such amounts but no proceeds from our trust account would be used for such repayment.

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

Off-balance sheet financing arrangements

As of December 31, 2024, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At December 31, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our sponsor, pursuant to which we pay Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

In June 30, 2023, the Sponsor loaned $200,000 to us. Such loan bears no interest and may be converted to 133,333 private placement warrants at the option of the lender as described in “—Liquidity and Capital Resources— Mandatory Liquidation, Liquidity and Going Concern” above. Pursuant to an additional working capital loan, between October 2024 and December 2024, our sponsor loaned an aggregate of approximately $141,000 to us, and subsequent to December 31, 2024, our sponsor loaned an additional approximately $107,000 in the aggregate to us between January 2025 and March 26, 2025. Such loan bears no interest and may be converted to an additional 94,111 and 165,604 private placement warrants as of December 31, 2024 and March 26, 2025, respectively, at the option of the lender as described in “—Liquidity and Capital Resources— Mandatory Liquidation, Liquidity and Going Concern” above.

In October 2023, we entered into the Polar Subscription Agreement I with HCG, our sponsor and Polar, pursuant to which we agreed to return the First Capital Contribution to Polar. Polar may elect to receive such repayment (i) in cash or (ii) in shares of common stock at a rate of one share of common stock for each ten dollars ($10.00) of the First Capital Contribution. We must also issue to Polar 0.9 of a share of common stock for each dollar ($1.00) of the First Capital Contribution funded as of or prior to the Closing. The terms and conditions of the Subscription Agreement are described in additional detail in “—Recent Events—Subscription Agreements” above.

On January 16, 2024, we entered into the Polar Subscription Agreement II with the Sponsor and Polar pursuant to which Polar agreed to make the Second Capital Contribution to our cover working capital expenses and certain potential excise tax obligations in accordance with the terms and conditions set forth therein. Pursuant to the Polar Subscription Agreement II, the Second Capital Contribution shall be repaid to Polar by us upon Closing. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock of the Surviving Entity at a rate of one share of Class A common stock for each ten dollars ($10.00) of the Second Capital Contribution. In consideration of the foregoing Second Capital Contribution, we have agreed to issue, or to cause the Surviving Entity to issue, 70,000 shares of Class A common stock of the Surviving Entity (the “Subscription Shares”) to Polar as of or prior to the Closing. The terms and conditions of the Subscription Agreement are described in additional detail in “—Recent Events—Subscription Agreements” above.

Also, commencing on September 29, 2021, the date our securities were first listed on the Nasdaq Global Market, we began to compensate each of our President and Chief Operating Officer as well as our Chief Financial Officer $29,000 per month prior to the consummation of our initial business combination, of which $14,000 per month is payable upon the completion of our initial business combination and $15,000 per month was payable currently for their services. Commencing January 1, 2022, we began compensating a Vice President of HCG, in his capacity as an independent contract service provider to us, at the rate of $25,000 per month, $12,500 of which was paid currently for his services and $12,500 of which is payable upon the closing of our initial business combination. An aggregate of approximately $378,000 was charged for operations for the year ended December 31, 2024. Deferred compensation – related parties includes approximately $1,186,000 under this obligation for the period from September 29, 2021 to December 31, 2024.

During September 2023, payments to our former Chief Operating Officer ceased in connection with his resignation as an officer (but not as a director). During August 2024, he resigned as our director.

During August 2024, payments to our former Chief Financial Officer and to the independent contractor service provider to the Company (who was Vice President of HCG) ceased in connection with their resignations from the Company. If such former Chief Financial Officer and independent contractor service provider provide reasonable and timely cooperation to transfer their knowledge and duties as reasonably requested by us following their separation, they will remain entitled to receive their respective previously accrued deferred compensation (approximately $476,000 and $388,000, respectively, through December 31, 2024), payable upon closing of the Company’s initial business combination.

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

In October 2023 and January 2024, we entered into Polar Subscription Agreement I and Polar Subscription Agreement II for which we received cash contributions of $900,000 and $1,750,000 to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein. Such contributions shall be repaid upon closing of an initial business combination and contain various conversion or share issuance opportunities that make them complex financial instruments. We have adopted the fair value option in accounting for such agreements. The fair value option requires that a valuation be made of each instrument at each reporting date. Because there are limited observable inputs, such valuations are made using Level 3 estimates of value using unobservable inputs. Making such judgments of value is subjective and involves professional valuation skill. Because of that, the Company engages valuation professionals to make such fair value assessments. As such, the fair value of the Company’s extension promissory notes is a critical accounting estimate. A key metric used to calculate fair value is the probability of the closing of a business combination. Since the initial October 2023 subscription agreement this valuation metric has varied from 9.7% at inception in October and again at December 31, 2023, then 14% at inception of the Polar Subscription Agreement II in January 2024 and 30% at March 31, 2024, 40% at June 30, 2024, 70% at September 30, 2024 and 75% at December 31, 2024. The change from 9.7% at inception in October 2023 to 75% at December 31, 2024 had a $6,248,000 impact (increase) on the amount initially recorded at inception ($900,000) and on the Polar Subscription Agreement II the impact (increase) on the amount initially recorded at inception ($1,750,000) was approximately $622,000.

The use of the probability of closing an initial business combination is also a non-observable input used in valuing the cost of shares to be awarded to participants in the non-redemption agreements in connection with redemptions in September 2023, January 2024 and September 2024. That probability has ranged from 9.7% for the September 2023 to 40% for the January 2024 agreements and to 75% for the September 2024 agreements. Because there is an observable reference price for the shares and because the probability of closing of an initial business combination is an input with empirical data, we do not consider this a critical accounting estimate.

Management does not believe that we have any other critical accounting estimates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

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

Item 9B. Other Information.

(a)

2025 Promissory Note

On March 26, 2025, we issued an unsecured promissory note (the “2025 Promissory Note”), effective as of October 1, 2024, to our sponsor, which provides for borrowings from time to time of up to an aggregate of $500,000 for working capital purposes and/or to finance additional deposits into the trust account in connection with the extension of the date by which we must consummate an initial business combination. The 2025 Promissory Note does not bear interest and is repayable in full by us upon the earlier of: (i) the date that we consummate a Business Combination and (ii) the date on which we liquidate the trust account upon our failure to consummate an initial business combination within the completion window (each such date, the “Maturity Date”). The 2025 Promissory Note may be drawn down by us from time to time prior to the Maturity Date. Upon the consummation of an initial business combination, our sponsor will have the option (but not the obligation) to convert all or any portion of the principal balance of the 2025 Promissory Note into private placement warrants. The terms of such private placement warrants (if issued) will be identical to the outstanding private placement warrants. In the event we do not consummate an initial business combination, the 2025 Promissory Note will be repaid only to the extent that we have funds available to us outside of the trust account. The 2025 Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the 2025 Promissory Note and all other sums payable with regard to the 2025 Promissory Note becoming immediately due and payable.

The 2025 Promissory Note was issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, as amended.

The foregoing description of the 2025 Promissory Note is qualified in its entirety by reference to the full text of the 2025 Promissory Note, a copy of which is filed herewith as Exhibit 10.29 and incorporated herein by reference.

Our sponsor loaned an aggregate of approximately $141,000 to us between October 1, 2024 and December 31, 2024, and subsequent to December 31, 2024, our sponsor loaned an additional approximately $107,000 in the aggregate to us between January 2025 and March 26, 2025. Our audit committee approved and ratified the amounts as permitted drawdowns under the 2025 Promissory Note, the balance of which as of March 26, 2025 was approximately $248,000.

Extension of the Completion Window

In March 2025, our board of directors elected to extend our completion window to April 30, 2025, as contemplated and permitted by our amended and restated certificate of incorporation.

(b) During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance. Directors and Executive Officers

As of the date of this Report, our directors and executive officers are as follows:

Name	Age	Title
Daniel J. Hennessy	67	Chairman of the Board of Directors and Chief Executive Officer
Nicholas Geeza	39	Executive Vice President, Chief Financial Officer and Secretary
Anna Brunelle	57	Independent Director
Sidney Dillard	61	Independent Director
Walter Roloson	43	Independent Director
John Zimmerman	61	Independent Director

Daniel J. Hennessy, our Chairman and Chief Executive Officer since our formation, is also the Managing Member of Hennessy Capital Group LLC, an alternative investment firm he established in 2013 that focuses on sustainable industrial technology and infrastructure sectors. Mr. Hennessy has also served as a director of Innventure, Inc. (NASDAQ: INV) since October 2024. He has also served as a director of Hennessy Capital Investment Corp. VII (NASDAQ: HVII), or Hennessy VII, since September 2024. Since September 2023, Mr. Hennessy has served as the Chairman of the Board of Directors of Compass Digital Acquisition Corp. (NASDAQ: CDAQ). He also served as Chairman of the Board and CEO of Hennessy Capital Investment Corp. V (NASDAQ: HCIC), or Hennessy V, from October 2020 until its liquidation in December 2022. Mr. Hennessy served as Chairman of the Board and CEO of Hennessy Capital Acquisition Corp. IV, or Hennessy IV, from March 2019 until its business combination with Canoo Holdings Ltd, which closed on December 21, 2020 and is now known as Canoo Inc. (NASDAQ: GOEV). He also served as a senior advisor to PropTech Investment Corporation II (NASDAQ: PTIC), a special purpose acquisition company targeting businesses in the real estate technology industry, and 7GC & Co. Holdings Inc. (NASDAQ: VII), a special purpose acquisition company targeting businesses in the technology industry. Mr. Hennessy previously served as senior advisor to PropTech Acquisition Corporation (NASDAQ: PTAC), a special purpose acquisition company targeting businesses in the real estate technology industry, which closed its initial business combination with Porch Group Inc. (Nasdaq: PRCH) in December 2020. From January 2017 to October 2018, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp. III, or Hennessy III, which merged with NRC Group Holdings, LLC, a global provider of comprehensive environmental, compliance and waste management services, in October 2018, and in November 2019, NRC Group Holdings Corp. merged with U.S. Ecology, Inc., and Mr. Hennessy served as a director of NRC Group Holdings Corp. from October 2018 to October 2019. From April 2015 to February 2017, Mr. Hennessy served as Chairman of the Board and CEO of Hennessy Capital Acquisition Corp. II, or Hennessy II, which merged in February 2017 with Daseke, which was subsequently acquired in April 2024 by TFI International (NYSE and TSX: TFII). Mr Hennessy served as Vice Chairman of the Board of Daseke from February 2017 to June 2021. From September 2013 to February 2015, Mr. Hennessy served as Chairman of the Board and Chief Executive Officer of Hennessy Capital Acquisition Corp., or Hennessy I, which merged with School Bus Holdings Inc. in February 2015 and is now known as Blue Bird Corporation (NASDAQ: BLBD), and Mr. Hennessy served as Vice Chairman of the Board of Blue Bird Corporation from February 2015 to April 2019. Mr. Hennessy holds a B.A. degree, magna cum laude, from Boston College and an M.B.A. from the University of Michigan Ross School of Business. Mr. Hennessy is well qualified to serve as director due to his experience in private equity and public and private company board governance, as well as his background in finance and his experience with Hennessy I, Hennessy II, Hennessy III, Hennessy IV, Hennessy V, and Hennessy VII.

Nicholas Geeza, our Executive Vice President, Chief Financial Officer and Secretary since August 2024 has served as Executive Vice President, Chief Financial Officer and Secretary of Hennessy VII since September 2024. He also has served as Head of Business Development of Hennessy Capital Growth Strategies, an alternative investment company, since April 2023, and as Chief Financial Officer of Compass Digital Acquisition Corp (NASDAQ: CDAQ), a special purpose acquisition company, since August 2023, and as Chief Financial Officer of Global Technology Acquisition Corp. I (NASDAQ: GTAC), a special purpose acquisition company, from April 2024 until its liquidation in October 2024. Mr. Geeza previously served as Chief Financial Officer of two (NYSE: TWOA), a special purpose acquisition company, from May 2023 to March 2024, and as Enterprise Sales Director for Capital Preferences, Ltd., a wealth technology platform focused on using behavioral economics to reveal client preferences and drive increased assets under management for global enterprise financial institutions, from March 2022 to April 2023. From November 2007 to March 2022, Mr. Geeza served as Senior Vice President in the Derivative Products Group at U.S. Bank National Association, where he was responsible for developing and servicing client relationships in the National Corporate Banking Technology, Automotive and Insurance divisions. During his tenure, Mr. Geeza assisted in the development and successful implementation of a dynamic hedging platform, advised on compliance with U.S. GAAP accounting requirements, and negotiated International Swaps and Derivatives Association, Dodd-Frank, and collateral management documentation. Prior to U.S. Bank, Mr. Geeza worked at JP Morgan Chase & Co. in New York. Mr. Geeza graduated Cum Laude with a B.S. from Georgetown University and earned an MBA from the University of Chicago Booth School of Business.

Anna Brunelle has served as a member of our board of directors since our initial public offering and chairs our audit committee. Ms. Brunelle has served as an independent director of Hennessy VII since January 2025. Since October 2023, Ms. Brunelle has served as the Chief Financial Officer of May Mobility, an autonomous driving company. Ms. Brunelle previously served as Chief Financial Officer of Ouster Inc. which completed a business combination with Colonnade Acquisition Corp., a special purpose acquisition company, in March 2021 (NYSE: OUST). Ms. Brunelle has served as the Chief Financial Officer of OUST since August 2020 until completion of its merger with Velodyne Lidar, Inc. (previously NASDAQ: VLDR) in February 2023. She previously served as Chief Financial Officer of Kinestral Technologies from April 2018 through May 2020 and Chief Financial Officer and Interim Chief Operating Officer of Soylent from March 2016 through October 2017. She has also served as Chief Financial Officer of GlobalLogic, Chief Financial Officer of Tivo, Inc., and Senior Consultant for Deloitte & Touche, LLP. Ms. Brunelle currently serves as a director of Compass Digital Acquisition Corp. (NASDAQ: CDAQ) and as a director of Bolt Threads, Inc. and previously served as a director of Halio International from March 2019 through May 2020. During her tenure in leadership positions, she has worked on successful IPOs of technology companies and completed multiple private and public acquisitions and divestitures. Ms. Brunelle received her B.S. in Business Administration (accounting concentration) from California Polytechnic State University — San Luis Obispo. Ms. Brunelle was selected to serve as a director due to her background in accounting and finance and her experience as the chief financial officer for both public and private companies and as a director.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a resolution passed by holders of at least 90% of our outstanding common stock entitled to vote thereon. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Roloson and Ms. Dillard, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Brunelle and Mr. Zimmerman, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Hennessy, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $15,000 per month, until the completion of our initial business combination, for office space, utilities and secretarial and administrative support, the payments to each of our former President and Chief Operating Officer (until September 2023) and our former Chief Financial Officer (until July 2024) of $29,000 per month for their services until the completion of our initial business combination, of which $14,000 per month is payable upon the successful completion of our initial business combination, and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Code of Ethics and Insider Trading Policy.

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

We have adopted an insider trading policy governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees or us, which is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is filed with this Report as Exhibit 19 and is incorporated herein by reference.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our current officers or directors received during 2024 any cash compensation for services rendered to us. None of our officers or directors received during 2023 any cash compensation for services rendered to us except that Mr. Petruska received compensation of approximately $435,000 (approximately $210,000 of which is deferred) and Mr. Ethridge received compensation of approximately $232,000 (approximately $112,000 of which is deferred) pursuant to the arrangement described below. We have agreed to pay an affiliate of our sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial business combination or our liquidation, we will cease paying these monthly fees. We paid Mr. Petruska, our former Chief Financial Officer (until July 2024) and Mr. Ethridge, our former President and Chief Operating Officer (until September 2023), $29,000 per month for their services prior to the consummation of our initial business combination, of which $14,000 per month is payable upon the successful completion of an initial business combination. Our sponsor and our officers, directors and their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor or our officers or directors or any of their respective affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)(2)	Number of Shares Beneficially Owned	Percentage of Class A Common Stock	Number of Shares Beneficially Owned	Percentage of Class B Common Stock
Hennessy Capital Partners VI LLC (our sponsor)(3)	—	—	11,239,318	98.90%
Daniel J. Hennessy(3)	—	—	11,239,318	98.90%
Nicholas Geeza	—	—	—	—%
Anna Brunelle(4)	—		25,000	*	%
Sidney Dillard(4)	—	—	25,000	*	%
Walter Roloson(4)	—	—	25,000	*	%
John Zimmerman(4)	—	—	25,000	*	%
All directors and executive officers and directors as a group (6 individuals)	—	—	11,339,318	99.78%
These stockholders known to us to beneficially own more than 5 percent of our outstanding common stock as of March 27, 2025 are:
Atlas Merchant Capital SPAC Fund LLP(5)	500,000	15.26%	—	—
AQR Capital Management, LLC(6)	280,000	8.55%	—	—
Polar Asset Management Partners Inc.(7)	525,000	16.02%	—	—
RiverNorth Capital Management, LLC(8)	555,000	16.94%	—	—
Mizuho Financial Group, Inc.(9)	294,059	8.97%	—	—
TD Securities (USA) LLC(10)	237,764	7.26%	—	—
First Trust Capital Management L.P.(11)	258,729	7.9%	—	—

*	Less than 1%.
(1)	The table above does not include the shares of common stock underlying the private placement warrants because these securities are not exercisable within 60 days of the date of this Report.
(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Hennessy Capital Investment Corp. VI, 195 US Hwy 50, Suite 309, Zephyr Cove, Nevada 89448.
(3)	Hennessy Capital Partners VI LLC is the record holder of the shares reported herein. HCG is the managing member of our sponsor. Daniel J. Hennessy, our Chairman and Chief Executive Officer, and Thomas D. Hennessy are the managing members of HCG. Consequently, Messrs. Hennessy may be deemed the beneficial owners of the founder shares held by our sponsor and have shared voting and dispositive control over such securities. Messrs. Hennessy disclaim beneficial ownership over any securities owned by our sponsor in which they do not have any pecuniary interest.
(4)	Does not include any shares indirectly owned by this individual as a result of his or her direct or indirect ownership interest in our sponsor.
(5)	This information is based solely on a Schedule 13G/A filed on February 14, 2024 jointly by Atlas Merchant Capital SPAC Fund I LP (the “Fund”), Atlas Merchant Capital LLC (the “Advisor”), Atlas Merchant Capital Holdings, Ltd. (the “Holdings”), Atlas Merchant Capital GP LLC (“AMC-GP”), AMC SPAC Fund GP LP (the “GP”), AMC SPAC Fund MGP LLC (the “AMC MGP”) and Robert E. Diamond, JR and David I. Schamis as the sole members of AMC-GP and AMC MGP (together, with the Fund, the Advisor, the Holdings, AMC-GP, GP and AMC MGP, the “ Atlas Reporting Persons”). The Atlas Reporting Persons have a shared voting power and a shared dispositive power of 500,000 shares. The principal business address of the Atlas Reporting Persons is 477 Madison Avenue, 22nd FL, New York, New York 10022.
(6)	This information is based solely on a Schedule 13G filed November 14, 2024 jointly by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC (collectively, the “AQR Reporting Persons”). AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The AQR Reporting Persons have shared voting power and shared dispositive power of 280,000 shares. The principal business address of the AQR Reporting Persons is One Greenwich Plaza, Greenwich, CT 06830.

(7)	This information is based solely on a Schedule 13G filed November 14, 2024 by Polar Asset Management Partners Inc. (the “Polar Reporting Person”). The Polar Reporting Person has sole voting power and sole dispositive power of 525,000 shares. The principal business address of the Polar Reporting Person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(8)	This information is based solely on a Schedule 13G/A filed January 10, 2025 by RiverNorth Capital Management, LLC (the “RiverNorth Reporting Person”). The RiverNorth Reporting Person has sole voting power and sole dispositive power of 555,000 shares. The principal business address of the RiverNorth Reporting Person is 360 S. Rosemary Avenue, Ste. 1420, West Palm Beach, Florida 33401.
(9)	This information is based solely on a Schedule 13G filed February 13, 2025 by Mizuho Financial Group, Inc. (the “Mizuho Reporting Person”). The Mizuho Reporting Person has sole voting power and sole dispositive power of 294,059 shares. The principal business address of the Mizuho Reporting Person is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.
(10)	This information is based solely on a Schedule 13G filed February 13, 2025 jointly by TD Securities (USA) LLC (“TDS”), Toronto Dominion Holdings (U.S.A.), Inc. (“TDH”), TD Group US Holdings LLC (“TD GUS”) and Toronto Dominion Bank (“TD Bank” and, collectively, the “TD Reporting Persons”). TDH is the sole owner of TDS. TD GUS is the sole owner of TDH. TD Bank is the sole owner of TD GUS. TDS has the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 237,764 shares. TD Bank, TDH and TD GUS may be deemed to hold an indirect interest in such shares by virtue of their ownership of TDS. The address of TDS’s principal office and TDH’s principal office is One Vanderbilt Avenue, New York, New York 10017. The address of TD GUS’s principal office is 251 Little Falls Drive, Wellington, Delaware 19808. The address of TD Bank’s principal office is Toronto-Dominion Centre, 66 Wellington Street West, 12th Floor, TD Tower, Toronto, Ontario, Canada M5K 1A2.
(11)	This information is based solely on a Schedule 13G filed February 14, 2025 jointly First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP” and, collectively, the “First Trust Reporting Persons”). FTCM is an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX and (ii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including our common stock) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any shares of our common stock held in the Client Accounts. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the shares of our common stock. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any shares of our common stock for their own accounts. The principal address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Founder Shares

In January 2021 our sponsor purchased 4,312,500 founder shares for $25,000, or approximately $0.006 per share (up to 562,500 of which were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full). In March and September 2021, our sponsor transferred an aggregate of 150,000 founder shares to our independent directors. In March 2021, we effected a stock dividend of 0.33333333 of founder shares for each outstanding founder share, and in September 2021, we effected a second stock dividend of 1 founder share for each outstanding founder share, which stock dividends resulted in our sponsor and our independent directors holding an aggregate of 11,500,000 founder shares (up to 1,500,000 of which were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ option to purchase additional units was exercised). The share and per share amounts related to the stock dividend have been retroactively restated in the accompanying financial statements. Founder shares are identical to the shares of Class A common stock included in the units sold in our initial public offering, except that the founder shares automatically convert into shares of Class A common stock at the time of an initial business combination and are subject to certain transfer restrictions, as described in more detail below. Our sponsor agreed to forfeit up to 1,500,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the initial stockholders would own 25.0% of our issued and outstanding shares after our initial public offering. The underwriters’ exercised their over-allotment in part, and therefore 135,682 founder shares were forfeited by our sponsor.

Initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier of (A) one year after the completion of our initial business combination, or (B) subsequent to our initial business combination, if (x) the last reported sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after the initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of our initial public offering on October 1, 2021 and the partial exercise of the underwriters’ over-allotment option on October 21, 2021, our sponsor and the direct anchor investors, and the other anchor investors, purchased from us an aggregate of 7,212,394 private placement warrants at a price of $1.50 per warrant (an aggregate purchase price of approximately $10,819,000). Our sponsor purchased 2,359,217 private placement warrants and the direct anchor investors and other anchor investors purchased an aggregate of 4,853,177 private placement warrants in connection with our initial public offering. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the purchase price of the private placement warrants was added to the proceeds from our initial public offering and deposited in the trust account pending completion of our initial business combination. The private placement warrants are identical to the public warrants included in the units sold as part of the units in our initial public offering, except that the private placement warrants, so long as they are held by our sponsor, the direct anchor investors, the other anchor investors or their respective permitted transferees, (i) will not be redeemable by us (except if, and only if, the closing price of a public share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share, in which case the private placement warrants must also concurrently be called for redemption on the same terms as the outstanding public warrants), (ii) may not (including the shares of Class A common stock issuable upon the exercise of such private placement warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination, (iii) may be exercised on a cashless basis and (iv) the holders thereof (including with respect to the shares of Class A common stock issuable upon exercise of such private placement warrants) are entitled to registration rights. Otherwise, the private placement warrants have terms and provisions that are identical to those of the public warrants being sold as part of the units in our initial public offering and have no net cash settlement provisions.

If we do not complete a business combination, then the proceeds from the sale of the private placement warrants deposited in the trust account will be part of the liquidating distribution to the stockholders and the private placement warrants issued to our sponsor, the direct anchor investors and the other investors will expire worthless.

Registration Rights

Our initial stockholders and the holders of the private placement warrants are entitled to registration rights pursuant to a registration rights agreement executed on the date of the prospectus for our initial public offering. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration rights agreement.

Related Party Loans

If our sponsor, an affiliate of our sponsor or our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into public warrants, at the price of $1.50 per warrant, at the option of the lender. Such public warrants would be identical to the private placement warrants. In June 2023, our sponsor loaned $200,000 to us. Such loan bears no interest and may be converted to 133,333 private placement warrants at the option of the lender as described above. Pursuant to an additional working capital loan, between October 2024 and December 2024, our sponsor loaned an aggregate of $141,167 to us, and our sponsor loaned an additional $107,239.63 in the aggregate to us between January 2025 and March 26, 2025. Such loan bears no interest and may be converted to an additional 94,111 and 165,604 private placement warrants as of December 31, 2024 and March 26, 2025, respectively, at the option of the lender as described above. We have determined that the fair value of the conversion feature of the working capital loans are immaterial and therefore the loans have been recorded at par value. As of December 31, 2024 and 2023, there were approximately $341,000 and $200,000, respectively, outstanding under the working capital loans.

Administrative Support Agreement and Payments to Certain Officers

We have agreed to pay $15,000 per month for office space, utilities and secretarial and administrative support to an affiliate of our sponsor. Services commenced on September 29, 2021, the date our securities were first listed on Nasdaq, and will terminate upon the earlier of the consummation by our initial business combination or our liquidation. Charges to operations under the agreement for the years ended December 31, 2024 and 2023 were $180,000 and $180,000, respectively. There was approximately $105,000 and $ 0, respectively, payable at December 31, 2024 and 2023.

Also, commencing on September 29, 2021, we began to compensate each of our former President and Chief Operating Officer as well as our former Chief Financial Officer $29,000 per month prior to the consummation of our initial business combination, of which $14,000 per month is payable upon the completion of our initial business combination and $15,000 per month was payable currently for their services. In addition, in January 2022, we began to compensate a Vice President of an affiliate of our sponsor, in his capacity as an independent contractor service provider, $25,000 per month, $12,500 of which is payable upon the completion of our initial business combination and $12,500 of which was payable currently for his services.

During September 2023, payments to our former Chief Operating Officer ceased in connection with his resignation as our officer (but not as a director). During August 2024, he resigned as a director.

In August 2024, payments to our former Chief Financial Officer and to the independent contractor service provider (who is Vice President to an affiliate of our sponsor) ceased in connection with their resignations. If such former Chief Financial Officer and independent contractor service provider provide reasonable and timely cooperation to transfer their knowledge and duties as reasonably requested by us following their separation, they will remain entitled to receive their respective previously accrued deferred compensation (approximately $476,000 and $388,000, respectively, through December 31, 2024), payable upon closing of our initial business combination.

An aggregate of approximately $378,000 and $880,000, respectively, (approximately $186,000 and $430,000, respectively, of which is deferred) was charged to operations for the years ended December 31, 2024 and 2023. Total deferred compensation of related parties includes approximately $1,186,000 and $1,000,000, respectively, under this obligation at December 31, 2024 and 2023.

Subscription Agreements

On October 13, 2023, we entered into a subscription agreement (the “Polar Subscription Agreement I”) with HCG, our sponsor and Polar Multi-Strategy Master Fund (“Polar”), pursuant to which Polar agreed to make a $900,000 cash contribution to us (the “First Capital Contribution”) to cover working capital expenses in accordance with the terms and conditions set forth therein. Pursuant to the Polar Subscription Agreement I, the First Capital Contribution shall be repaid to Polar by us upon the Closing. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock of the surviving entity in such initial business combination (the “Surviving Entity”) at a rate of one share of Class A common stock for each ten dollars ($10.00) of the First Capital Contribution. In consideration of the foregoing First Capital Contribution, we have agreed to issue, or to cause the Surviving Entity to issue, 0.9 of a share of Class A common stock of the Surviving Entity for each dollar ($1.00) of the First Capital Contribution funded as of or prior to the Closing. Pursuant to the Polar Subscription Agreement I, the Surviving Entity shall use its reasonable best efforts to cause any shares of Class A common stock issued to Polar pursuant to the Polar Subscription Agreement I to be registered on the first registration statement filed by the Surviving Company following the Closing, which shall be filed no later than 30 days following the Closing and declared effective no later than 90 days following the Closing. Upon certain events of default under the Polar Subscription Agreement I or if the Surviving Entity fails to file a registration statement to register the shares of Class A common stock issued to Polar within 30 days after the Closing and to have such registration statement declared effective within 90 days after the Closing, we (or the Surviving Entity, as applicable) shall issue to Polar an additional 0.1 of a share of Class A common stock for each dollar of the First Capital Contribution funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein. In the event we liquidate without consummating an initial business combination, any amounts remaining in our cash accounts (excluding the trust account) will be paid to Polar by us within five (5) calendar days of the liquidation, and such amounts shall be the sole recourse for Polar.

HCG agreed to purchase from Polar, and Polar agreed to transfer to HCG, effective upon execution of the Polar Subscription Agreement I, (i) 100,000 redeemable private placement warrants and (ii) 37.5% of Polar’s right under its existing 2021 subscription agreement (entered into in connection with our initial public offering) to purchase up to 150,000 shares of Class B common stock from our sponsor, for an aggregate cash purchase price of $150,000.

On January 16, 2024, we entered into a subscription agreement (the “Polar Subscription Agreement II”) with our sponsor and Polar pursuant to which Polar agreed to make a $1,750,000 cash contribution to us (the “Second Capital Contribution”) to cover working capital expenses and certain potential excise tax obligations in accordance with the terms and conditions set forth therein. Pursuant to the Polar Subscription Agreement II, the Second Capital Contribution shall be repaid to Polar by us upon Closing. Polar may elect to receive such repayment (i) in cash or (ii) in shares of Class A common stock of the Surviving Entity at a rate of one share of Class A common stock for each ten dollars ($10.00) of the Second Capital Contribution. In consideration of the foregoing Second Capital Contribution, we have agreed to issue, or to cause the Surviving Entity to issue, 70,000 shares of Class A common stock of the Surviving Entity (the “Subscription Shares”) to Polar as of or prior to the Closing. Pursuant to the Polar Subscription Agreement II, the Surviving Entity shall use its reasonable best efforts to cause the Subscription Shares issued to Polar pursuant to the Polar Subscription Agreement II to be registered on the first registration statement filed by the Surviving Company following the Closing, which shall be filed no later than 30 days following the Closing and declared effective no later than 90 days following the Closing. Upon certain events of default under the Polar Subscription Agreement II or if the Surviving Entity fails to file a registration statement to register the Subscription Shares issued to Polar within 30 days after the Closing and to have such registration statement declared effective within 90 days after the Closing, we (or the Surviving Entity, as applicable) shall issue to Polar an additional 0.1 of a share of Class A common stock for each one dollar ($1.00) of the Second Capital Contribution funded as of the date of such default, and for each month thereafter until such default of failure is cured, subject to certain limitations provided for therein.

In the event we (1) liquidate without consummating an initial business combination or (2) consummates an initial business combination, we shall repay the Second Capital Contribution within 30 calendar days of the liquidation or within five (5) business days of the Closing (as applicable, the “Specified Period”). In the event that such Second Capital Contribution is not repaid in full within the Specified Period, Daniel J. Hennessy, our Chairman and Chief Executive Officer, has agreed (in his individual capacity) to purchase from Polar all of Polar’s remaining rights under the Polar Subscription Agreement II (excluding the right to receive the Subscription Shares, which shall remain with Polar) for a cash amount equal to the portion of the Second Capital Contribution not repaid by us.

On April 1, 2024, we received proceeds of $1,750,000 under the Polar Subscription Agreement II.

Non-Redemption Agreements

In September 2023, our sponsor and us entered into non-redemption agreements (the “2023 Non-Redemption Agreements”) with twenty-one unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 25,688,054 Public Shares (“2023 Non-Redeemed Shares”) at the 2023 Extension Meeting. In exchange for the foregoing commitment not to redeem the 2023 Non-Redeemed Shares, our sponsor agreed to transfer to such investors an aggregate of 2,568,805 founder shares held by our sponsor, promptly following closing of our initial business combination, if they did not exercise their redemption rights with respect to the 2023 Non-Redeemed Shares in connection with the 2023 Extension Meeting and the related amended and restated articles of incorporation extension amendment was approved and effected by us filing with the Secretary of the State of Delaware of the First Amendment to our amended and restated articles of incorporation.

In January 2024, our sponsor and us entered into non-redemption agreements (the “2024 Non-Redemption Agreements”) with fourteen unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 5,112,264 public shares (“January 2024 Non-Redeemed Shares”) at the January 2024 Extension Meeting. In exchange for the foregoing commitment not to redeem the January 2024 Non-Redeemed Shares, our sponsor agreed to transfer to such investors an aggregate of 1,022,453 founder shares held by our sponsor, promptly following the closing of our initial business combination if they did not exercise their redemption rights with respect to the January 2024 Non-Redeemed Shares in connection with the January 2024 Extension Meeting and that the related amended and restated articles of incorporation extension amendment was approved and effected by us filing with the Secretary of the State of Delaware of the Second Amendment to our amended and restated articles of incorporation.

Amendment to Subscription Agreements and the Non-Redemption Agreement

In connection with entry of the Business Combination Agreement, we, beginning in June 2024 and continuing through 2025, our sponsor and the anchor investors and the investors parties to the 2023 Non-Redemption Agreements and the January 2024 Non-Redemption Agreements (the “investor parties”) entered into amendments to the subscription agreements executed in connection with our initial public offering and the 2023 Non-Redemption Agreements and the January 2024 Non-Redemption Agreements, respectively. The amendments amend the number of founder shares the anchor investors and the investor parties will purchase or receive, as applicable from our sponsor at the closing of our initial business combination. Part of the founder shares to be purchased or received, as applicable, will be sponsor earnout shares. Further, the amendments provide that the anchor investors and the investor parties will enter into a registration rights and lock-up agreement, in the form included to the Business Combination Agreement, upon the closing of our business combination.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds from our initial public offering held in the trust account prior to the completion of our initial business combination:

●	repayment of an aggregate of up to $500,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	payment to an affiliate of our sponsor of $15,000 per month, until the close of our initial business combination, for office space, utilities and secretarial and administrative support;

●	payments to each of our former President and Chief Operating Officer (until September 2023) and our former Chief Financial Officer (until July 2024) of $29,000 per month for their services until the completion of our initial business combination, of which $14,000 per month is payable upon the completion of our initial business combination;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender.

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

Audit Fees. Audit fees consist of fees paid for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 totaled $84,760. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2024 totaled $88,920. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The aggregate fees billed by Withum for professional services rendered for the issuance of consents related to the filing of the registration statement on Form F-4 relating to the Proposed Business Combination for the year ended December 31, 2024 totaled $45,240. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023.

Tax Fees. We paid Withum for tax planning and tax advice $7,280 for the year ended December 31, 2023 and $11,960 for the year ended December 31, 2024.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2023 and December 31, 2024.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1+	Business Combination Agreement, dated as of June 17, 2024, by and among Hennessy Capital Investment Corp. VI, Namib Minerals, Midas SPAC Merger Sub Inc., Cayman Merger Sub Ltd., and Greenstone Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on June 18, 2024).
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of December 6, 2024, by and among Hennessy Capital Investment Corp. VI, Namib Minerals, Midas SPAC Merger Sub Inc., Cayman Merger Sub Ltd., and Greenstone Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on December 9, 2024).
3.1	Certificate of Incorporation (incorporated by referred to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on March 10, 2021).
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
3.3	First Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on October 2, 2023).
3.4	Second Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on January 12, 2024).
3.5	Third Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on October 2, 2024).
3.6	Fourth Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on October 2, 2024).
3.7	Bylaws (incorporated by referred to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on March 10, 2021).
4.1	Warrant Agreement, dated September 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed with the SEC on March 28, 2022).
10.1	Letter Agreement, dated September 28, 2021, by and among the Company, its officers, its directors and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 1, 2021).
10.2	Investment Management Trust Agreement, dated September 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.3	Registration Rights Agreement, dated September 28, 2021, by and among the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.4	Administrative Support Agreement, dated September 28, 2021, by and between the Company and Hennessy Capital LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).

10.5	Private Placement Warrants Purchase Agreement, dated September 28, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.6	Form of Indemnity Agreement, dated September 28, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.7	Subscription Agreement, dated September 28, 2021, by and among the Company, the Sponsor and Antara Capital Total Return SPAC Master Fund LP (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed with the SEC on October 1, 2021).
10.8	Form of Subscription Agreement, by and among the Company, the Sponsor and BlackRock Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.9	Subscription Agreement, dated July 9, 2021, by and among the Company, the Sponsor and Arena Capital Fund, L.P. - Series 17 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.10	Subscription Agreement, dated July 8, 2021, by and among the Company, the Sponsor and D. E. Shaw Valence Investments (Cayman) Limited and D. E. Shaw Valence Portfolios, L.L.C.(incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.11	Form of Subscription Agreement, by and among the Company, the Sponsor and Highbridge Capital Management LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.12	Subscription Agreement, dated July 8, 2021, by and among the Company, the Sponsor, Apollo SPAC Fund 1, L.P., Apollo Atlas Master Fund, LLC, Apollo A-N Credit Fund (Delaware), L.P., Apollo Credit Strategies Master Fund Ltd. and Apollo PPF Credit Strategies, LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.13	Form of Subscription Agreement, by and between the Sponsor and the Strategic Anchor Investor (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on July 12, 2021).
10.14	Form of Subscription Agreement, by and among the Company, the Sponsor and each of the Other Anchor Investors (incorporated by reference to Exhibit 10.15 to Amendment No. 5 the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on September 3, 2021).
10.15	Form of Amendment No. 1 to Subscription Agreement, by and among the Company, the Sponsor and each of the Anchor Investors (incorporated by reference to Exhibit 10.16 to Amendment No. 5 the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on September 3, 2021).
10.16	Form of Non-Redemption Agreement, by and among the Company, the Sponsor and certain unaffiliated third party investors (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed wit the SEC on September 20, 2023).
10.17	Subscription Agreement, dated October 13, 2023, by and among the Company, the Sponsor, HCG and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed with the SEC on October 17, 2023).
10.18	Form of Non-Redemption Agreement, by and among the Company, the Sponsor and certain unaffiliated third party investors (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed with the SEC on January 4, 2024).
10.19	Subscription Agreement, dated January 16, 2024, by and among the Company, the Sponsor and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed with the SEC on January 17, 2024).
10.20	Amendment No. 1 to Investment Management Trust Agreement, dated October 11, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K, filed with the SEC on March 29, 2024).
10.21	Shareholder Support Agreement, dated as of June 17, 2024, by and among Hennessy Capital Investment Corp. VI, The Southern SelliBen Trust and Greenstone Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on June 18, 2024).
10.22	Sponsor Support Agreement, dated as of June 17, 2024, by and among Greenstone Corporation, Hennessy Capital Investment Corp. VI, Hennessy Capital Partners VI, LLC and the other stockholders of Hennessy Capital Investment Corp. VI listed therein (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on June 18, 2024).
10.23	Sponsor Letter Agreement, dated as of June 17, 2024, by and among Hennessy Capital Investment Corp. VI, Hennessy Capital Partners VI, LLC and Namib Minerals (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on June 18, 2024).
10.24	Form of Amendment to Non-Redemption Agreement and Assignment of Economic Interest (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2024).

10.25	Form of Amendment No. 2 to the Subscription Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2024).
10.26++	Separation Agreement between the Company and Nicholas Petruska, dated as of August 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2024).
10.27	Form of Non-Redemption Agreement, by and among the Company, the Sponsor and certain unaffiliated third party investors (incorporated by reference to Exhibit 10.1 of the Company’s 8-K filed with the SEC on September 19, 2024).
10.28*	Promissory Note, dated June 3, 2023, issued to our Sponsor.
10.29*	Promissory Note, dated March 26, 2025 and effective as of October 1, 2024, issued to our Sponsor.
14	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 the Company’s Registration Statement on Form S-1 (File No. 333-254062) filed with the SEC on March 24, 2021).
19*	Insider Trading Policy
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97.1	Policy on Recoupment of Incentive Compensation, dated as of October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K, filed with the SEC on March 29, 2024).
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

+	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. Hennessy Capital Investment Corp. VI agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

++	Indicates management compensatory plan or arrangement.

Item 16. Form 10-K Summary.

Not applicable.

HENNESSY CAPITAL INVESTMENT CORP. VI

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Hennessy Capital Investment Corp. VI:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hennessy Capital Investment Corp. VI (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 30, 2025 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 28, 2025

PCAOB Number 100

HENNESSY CAPITAL INVESTMENT CORP. VI

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$889,000	$462,000
Prepaid expenses	15,000	41,000
Total current assets	904,000	503,000

Non-current asset – cash held in Trust Account	35,476,000	270,953,000
Total assets	$36,380,000	$271,456,000

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$288,000	$99,000
Accrued liabilities	7,035,000	2,363,000
Extension notes payable	9,520,000	900,000
Working capital loans – related party	341,000	200,000
Deferred compensation – related parties	1,186,000	1,000,000
Excise tax payable	3,229,000	861,000
Franchise and income taxes payable	41,000	721,000
Total current liabilities	21,640,000	6,144,000
Other liabilities:
Derivative warrant liabilities	2,229,000	1,114,000
Total liabilities	23,869,000	7,258,000
Commitments and contingencies
Class A common stock subject to possible redemption; 3,276,453 and 25,797,765 shares at $10.82 and $10.48 per share at December 31, 2024 and December 31, 2023, respectively	35,436,000	270,232,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at December 31, 2024 and December 31, 2023	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; no non-redeemable shares issued or outstanding at December 31, 2024 and December 31, 2023	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 11,364,318 shares issued and outstanding at December 31, 2024 and December 31, 2023	1,000	1,000
Additional paid-in capital	9,995,000	1,825,000
Accumulated deficit	(32,921,000)	(7,860,000)
Total stockholders’ deficit	(22,925,000)	(6,034,000)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$36,380,000	$271,456,000

See accompanying notes to financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2024	2023
General and administrative expenses	$6,661,000	$4,825,000
Estimated fair value of Founder Shares provided in Non-Redemption Agreements	8,170,000	1,825,000
Loss from operations	(14,831,000)	(6,650,000)
Other income (expense):
Interest income earned on Trust Account	2,550,000	15,526,000
Other interest income	23,000	-
Change in fair value of extension notes payable	(6,870,000)	-
Change in fair value of derivative warrant liabilities	(1,115,000)	744,000
Total other income (expense)	(5,412,000)	16,270,000
(Loss) Income before provision for income tax	(20,243,000)	9,620,000
Provision for income tax	(506,000)	(3,221,000)
Net (loss) income	$(20,749,000)	$6,399,000

Weighted average shares of Class A common stock outstanding - basic and diluted	5,329,000	31,957,000
Net income per share of Class A common stock – basic and diluted	$(1.24)	$0.15

Weighted average shares of Class B common stock outstanding – basic and diluted	11,364,000	11,364,000
Net income per share of Class B common stock – basic and diluted	$(1.24)	$0.15

See accompanying notes to financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the year ended December 31, 2024:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2023	-	$-	11,364,318	$1,000	$1,825,000	$(7,860,000)	$(6,034,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(1,944,000)	(1,944,000)
Estimated fair value of deemed contribution Founders Shares	-	-	-	-	8,170,000	-	8,170,000
Excise tax payable on 2024 redemptions						(2,368,000)	(2,368,000)
Net loss	-	-	-	-	-	(20,749,000)	(20,749,000)
Balances, December 31, 2024	-	$-	11,364,318	$1,000	$9,995,000	$(32,921,000)	$(22,925,000)

For the year ended December 31, 2023:

	Common Stock				Additional
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, January 1, 2023	-	$-	11,364,318	$1,000	$-	$(13,326,000)	$(13,325,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(72,000)	(72,000)
Estimated fair value of deemed contribution Founders Shares	-	-	-	-	1,825,000	-	1,825,000
Excise tax payable on 2023 redemptions	-	-	-	-	-	(861,000)	(861,000)
Net income	-	-	-	-	-	6,399,000	6,399,000
Balances, December 31, 2023	-	$-	11,364,318	$1,000	$1,825,000	$(7,860,000)	$(6,034,000)

See accompanying notes to financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

STATEMENTS OF CASH FLOWS

	For the year ended December 31
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(20,749,000)	$6,399,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income earned in the Trust Account	(2,550,000)	(15,526,000)
Estimated fair value of Founders Shares provided in Non-Redemption Agreements	8,170,000	1,825,000
Change in fair value of extension notes payable	6,870,000
Change in fair value of derivative liabilities	1,115,000	(744,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	26,000	326,000
Increase (decrease) in accounts payable	189,000	95,000
Increase in accrued liabilities	4,672,000	2,304,000
Increase in deferred compensation – related parties	186,000	430,000
Increase (decrease) in franchise and income taxes payable	(680,000)	656,000
Net cash used in operating activities	(2,751,000)	(4,235,000)

Cash flows from investing activities:
Cash withdrawn from Trust account for redemptions	236,740,000	86,171,000
Cash withdrawn from Trust Account for taxes	1,287,000	2,865,000
Net cash provided by investing activities	238,027,000	89,036,000

Cash flows from financing activities:
Redemption of Class A ordinary shares	(236,740,000)	(86,171,000)
Cash from issuance of extension notes payable	1,750,000	900,000
Cash from issuance of working capital loans – related party	141,000	200,000
Net cash used in financing activities	(234,849,000)	(85,071,000)

Net increase (decrease) in cash	427,000	(270,000)
Cash at beginning of period	462,000	732,000
Cash at end of period	$889,000	$462,000

Supplemental disclosure of non-cash financing activities:
Accrual for excise tax payable	$2,368,000	$861,000
Cash paid for income taxes	$1,183,000	$2,556,000

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

At December 31, 2024, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners VI LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $340,930,000 Public Offering (Note 4) and a $10,819,000 private placement of warrants (the “Private Placement Warrants”) to our Sponsor, our Direct Anchor Investors (as defined below) and Other Anchor Investors (as defined below) (“Private Placement”) (Note 4). Upon the closing of the Public Offering and the Private Placement (including the underwriters’ over-allotment option exercise), $340,930,000 was deposited in a trust account (the “Trust Account”). However, due to redemptions in October 2023, January 2024 and September 2024, the Trust Account is approximately $35,476,000 and $270,953,000 at December 31, 2024 and December 31, 2023, respectively.

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

At a special meeting of stockholders held on September 30, 2024 (the “2024 Extension Meeting II”), the Company’s stockholders approved the proposal (the “2024 Extension Amendment II,” together with 2024 Extension Amendment, the “2024 Extension Amendments”) to amend and restate the Company’s certificate of incorporation to (1) extend the date by which the Company must (i) consummate an initial Business Combination, (ii) cease all operations except for the purpose of winding up, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Public Offering from September 30, 2024 to March 31, 2025 (or such earlier date as determined by the board of directors of the Company, the “Extended Date”), and to allow the Company, without another stockholder vote, to elect, by resolution of the Company’s board of directors, to further extend the Extended Date to consummate a Business Combination up to three times for an additional one month each time, until up to June 30, 2025, unless the closing of a Business Combination shall have occurred prior thereto; and (2) remove the limitation from the Company’s certificate of incorporation that the Company may not redeem any Class A common stock issued pursuant to the Public Offering (“public shares”) to the extent that such redemption would result in the Company’s failure to have net tangible assets in excess of $5 million.

In March 2025, the Company’s board of directors elected to extend its completion window to April 30, 2025, as contemplated and permitted by the Company’s amended and restated certificate of incorporation.

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

Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has recorded a liability of 1% of the amount of the October 2023 redemptions, approximately $861,000, as of December 31, 2023. This liability is recorded as an increase to accumulated deficit as it is related to the capital stock of the Company. Management has also evaluated the requirements of the Inflation Reduction Act and the Company’s operations, with respect to the January 2024 and September 30, 2024 redemptions and has recorded a liability of 1% of the aggregate of approximately $236,740,000 of those redemptions, approximately $2,368,000, as of December 31, 2024 bringing the total accrued liability for excise tax to approximately $3,229,000 at December 31, 2024.

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

Nasdaq Delisting Notices in 2024:

On October 1, 2024, the Company received a delisting notice from Nasdaq under their requirement that special purpose acquisition companies complete a business combination within three years of the effectiveness of its IPO registration statement. The Company has made a timely request for a hearing to appeal this determination before The Nasdaq Hearings Panel (the “Panel”) to request additional time to complete its previously announced business combination agreement with Greenstone (as defined below). The hearing request resulted in a stay of any suspension or delisting action pending the Panel’s decision after the hearing, which occurred on November 19, 2024. On December 19, 2024, the Company received written notification (the “Listing Letter”) from Nasdaq notifying the Company of the Panel’s decision to grant its request to continue its listing on The Nasdaq Stock Market until March 31, 2025, subject to the Company’s compliance with the conditions outlined in the Listing Letter. The Company does not believe that it will be able to demonstrate compliance with the conditions outlined in the Listing Letter on or before March 31, 2025 and, as a result, the Company anticipates Nasdaq will delist the Company’s securities from trading on its exchange after March 31, 2025.

On November 19, 2024, the Company received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying the Company that, for the preceding 30 consecutive business days, its market value of listed securities (“MVLS”) was below the $50 million minimum requirement for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2) (the “MVLS Requirement”). While this notification has no immediate effect on the Company’s listing, Nasdaq has provided the Company an initial period of 180 calendar days, or until May 19, 2025 (the “Compliance Date”), to regain compliance with the MVLS Requirement. To regain compliance with the MVLS Requirement, the Company’s MVLS must close at $50 million or more for a minimum of ten consecutive business days prior to the Compliance Date. If the Company does not regain compliance by the closing of an initial business combination or through an alternative method by the Compliance Date, the Company’s securities will be subject to delisting. At that time, the Company may appeal any such delisting determination to the Panel. However, there can be no assurance that, if the Company receives a delisting notice from Nasdaq and appeals the delisting determination, such appeal will be successful.

In light of the fact that the Proposed Business Combination will not be completed prior to March 31, 2025, the Company expects that its securities will cease trading on Nasdaq after March 31, 2025 and will trade over the counter through the consummation of its initial business combination.

NOTE 2 – BUSINESS COMBINATION AGREEMENT

On June 17, 2024, the Company, Namib Minerals, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“PubCo”) and a direct wholly-owned subsidiary of The Southern SelliBen Trust, a registered New Zealand foreign trust, Midas SPAC Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“SPAC Merger Sub”), Cayman Merger Sub Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Company Merger Sub”), and Greenstone Corporation, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Greenstone”), entered into a business combination agreement (as amended, modified, or restated from time to time, the “Business Combination Agreement”). Greenstone is a gold producer, developer and explorer with operations focused in Zimbabwe.

Pursuant to the Business Combination Agreement, the parties thereto intend to enter into a business combination transaction (the “Proposed Business Combination” and, together with the other transactions contemplated thereby, the “Transactions”) by which, among other things, (a) Company Merger Sub is expected to be merged with and into Greenstone (the “Company Merger”), with Greenstone being the surviving entity of the Company Merger and becoming a wholly-owned subsidiary of PubCo; and (b) immediately following the Company Merger, SPAC Merger Sub is expected to be merged with and into the Company (the “SPAC Merger” and, together with the Company Merger, the “Mergers”), with the Company being the surviving entity of the SPAC Merger and becoming a wholly-owned subsidiary of PubCo. Upon closing of the Mergers (the “Closing,” and the date on which the Closing occurs, the “Closing Date”) the Company and Greenstone each is expected to become a direct wholly-owned subsidiary of PubCo, and PubCo is expected to become a publicly traded company operating under the name “Namib Minerals,” and its ordinary shares and warrants are expected to trade on the Nasdaq Global Market under the ticker symbols “NAMM” and “NAMMW,” respectively.

The Closing will occur on the first date following the satisfaction or waiver of all of the closing conditions, which the Company anticipates occurring in the second quarter of 2025, or at such other time or in such other manner as agreed upon by Greenstone and the Company in writing.

The obligations of the parties to consummate the Mergers and the Transactions are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of the following closing conditions: (i) approval of the Transactions by the shareholders of PubCo, the Company, Company Merger Sub and Greenstone; (ii) the registration statement on Form F-4 having become effective under the Securities Act of 1933, as amended (the “Securities Act”); (iii) PubCo’s initial listing application with Nasdaq will have been conditionally approved and, immediately following the Closing, PubCo will satisfy any applicable listing requirements of Nasdaq; (iv) no governmental authority will have enacted, issued, promulgated, enforced or entered any law or governmental order that makes the Closing illegal or otherwise prevents the Closing; (v) none of PubCo, Company Merger Sub, SPAC Merger Sub, Greenstone or any of the Greenstone’s subsidiaries will be in bankruptcy, receivership, administration, restructuring, corporate rescue or other similar proceedings, and no liquidator, administrator, restructuring officer or similar person will have been appointed, in each case under any applicable administration, scheme of arrangement, restructuring, receivership, corporate rescue, insolvency, bankruptcy, or reorganization laws; (vi) (a) the gross amount of cash available in the Trust Account following redemptions of the Company’s public shares plus (b) the aggregate gross amount of proceeds from any permitted financing under the Business Combination Agreement that have been (or will be) funded at the Closing will be not less than $25.0 million; and (vii) other customary closing conditions set forth in the Business Combination Agreement.

In connection with the Proposed Business Combination, PubCo and Greenstone, as co-registrant, have filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form F-4, which includes a prospectus with respect to PubCo’s securities to be issued in connection with the Proposed Business Combination and a proxy statement to be distributed to holders of the Company’s common stock in connection with the Company’s solicitation of proxies for the vote by the Company’s stockholders with respect to the Proposed Business Combination and other matters described in such proxy statement. The SEC declared the registration statement effective on March 14, 2025. The Company filed the related definitive proxy statement with the SEC and mailed copies of it to holders of record of the Company’s common stock as of February 18, 2025, the record date to vote on the Proposed Business Combination. The special meeting of stockholders in connection with the Proposed Business Combination is currently scheduled for April 7, 2025 (as may be postponed or adjourned from time to time).

Unless specifically stated, this Report does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions are included in a registration statement on Form F-4 relating to the Proposed Business Combination that PubCo has filed with the SEC relating to the Proposed Business Combination.

For more information about the Proposed Business Combination and the Business Combination Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2024, the registration statement on Form F-4 filed by PubCo with the SEC relating to the Proposed Business Combination, and the Company’s definitive proxy statement filed with the SEC on March 17, 2025.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The financial statements of the Company are presented in U.S. dollars and has been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Mandatory Liquidation, Liquidity and Going Concern:

The Company had approximately $889,000 in cash and approximately $20,736,000 of negative working capital. Further, the Company has segregated approximately $861,000 of cash for the payment of excise taxes on the redemptions of Class A common stock in connection with the 2023 Extension Meeting. Further, the Company is incurring, and expects to continue to incur, significant costs in the pursuit of an initial business combination. These conditions indicate that the Company needs additional working capital. In addition, if the Company cannot complete a Business Combination before the Extended Date, April 30, 2025 (or June 30, 2025 if extended as permitted by the board of directors), or such later date if stockholders approve an extension of such date, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to the Extended Date, or such later date up to June 30, 2025, as may be resolved by the Company’s board of directors, or if stockholders approve an extension of such date, to receive working capital from its Sponsor and/or external financing sources to the extent necessary and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to defer payments and continue to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following tables reflect the net (loss) per share after allocating income between the shares based on outstanding shares:

	Year ended December 31, 2024		Year ended December 31, 2023
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income (loss) per share of common stock:
Allocation of income (loss) – bBasic and diluted	$(6,624,000)	$(14,125,000)	$4,720,000	$1,679,000
Denominator:
Basic and diluted weighted average shares of common stock:	5,329,000	11,364,000	31,957,000	11,364,000
Basic and diluted net income (loss) per share of common stock	$(1.24)	$(1.24)	$0.15	$0.15

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2024 or 2023.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of December 31, 2024 and 2023, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered either start-up or business combination costs and are not currently deductible. Further, warrant costs and income from change in fair value of derivative warrant liabilities may not be deductible or includible in taxable income. During the years ended December 31, 2024 and 2023, the Company recorded income tax expense of approximately $506,000 and $3,221,000, respectively. The tax provision results from taxable interest income earned on the Trust Account, which was partially offset by deductible franchise taxes. The Company’s effective tax rate for years ended December 31, 2024 and 2023 was approximately 2.5% and 33%, respectively. The effective tax rates differ from the expected income tax rate primarily due to substantial non-deductible income or expense from warrant fair value adjustments, extension notes fair value adjustments and the estimated fair-value of Founder Shares provided in non-redemption agreements, as well as by the start-up costs (discussed above) which are not currently deductible and business combination costs which may not be deductible or taxable. At December 31, 2024 and 2023, the Company has a gross deferred tax asset of approximately $2,800,000 and $1,490,000, respectively, primarily related to start-up and business combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2024 or 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

All shares of Class A common stock are redeemable and classified as such on the Company’s balance sheet until such time as a redemption event takes place. At December 31, 2024, the value of Class A common stock that may be redeemed is equal to $10.82 per share (which is the assumed redemption price) multiplied by 3,276,453 shares of Class A common stock (after deducting the 1,992,461 and 20,528,851 shares, respectively, redeemed by stockholders on September 30, 2024 and January 10, 2024). At December 31, 2023, the value of Class A common stock that may be redeemed is equal to approximately $10.48 per share (which is the assumed redemption price) multiplied by 25,797,765 shares of Class A common stock (after deducting the 8,295,189 shares redeemed by stockholders on September 29, 2023).

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to accumulated deficit. Accordingly, at December 31, 2024 and 2023, all of the 3,276,453 and 25,797,765 public shares, respectively, were classified outside of permanent equity. Class A common stock subject to possible redemption consist of:

	Dollars	Shares
Gross proceeds of Public Offering	$340,930,000	34,092,954
Less: Proceeds allocated to Public Warrants	(11,935,000)	-
Offering costs	(19,018,000)	-
Plus: Accretion of carrying value to redemption value in 2021	30,953,000	-
Subtotal at date of Public Offering and December 31, 2021	340,930,000	34,092,954
Plus: Accretion of carrying value to redemption value in 2022	3,468,000	-
Subtotal at December 31, 2022	344,398,000	34,092,954
Less: Redemptions at September 29, 2023	(86,171,000)	(8,295,189)
Plus: Forgiveness of deferred underwriting compensation	11,933,000	-
Plus: Accretion of carrying value to possible redemption value in 2023	72,000	-
Shares of Class A common stock subject to possible redemption at December 31, 2023	$270,232,000	25,797,765
Less: Redemptions in January 2024	(215,340,000)	(20,528,851)
Redemptions in September 2024	(21,400,000)	(1,992,461)
Plus: Accretion of carrying value to possible redemption value to December 31, 2024	1,944,000	-
Shares of Class A common stock subject to possible redemption at December 31, 2024	$35,436,000	3,276,453

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

Subscription Agreement/Extension Notes

The Company elected the fair value option to account for amounts received from its 2023 Subscription Agreements and its 2024 Subscription Agreements, each as defined and described in Note 8. As a result of applying the fair value option, the Company recognizes the amounts received at fair value, with subsequent changes in fair value recognized as a change in fair value in the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.

Founder Shares Granted Under Non-Redemption Agreements

The Company accounts for the aggregate fair value of founder shares to be transferred pursuant to the 2023 Non-Redemption Agreements and 2024 Non-Redemption Agreements (each as defined in Note 9 below) as a deemed contribution to the capital of the Company from our Sponsor in the statements of stockholders’ deficit in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and as a business combination cost in the statements of operations.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events and transactions occurring after December 31, 2024 (the balance sheet date), up to the date of the financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the financial statements have been recognized or disclosed.

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

As indicated in Notes 1 and 3, in connection with the 2023 Extension Amendment, holders of 8,295,189 shares of Class A common stock elected to redeem their shares and as such approximately $86,171,000 was removed from the Trust Account in 2023 to pay such redemptions. Further, and also as indicated in Notes 1 and 3, holders of 20,528,851 and 1,992,461 shares, respectively, of Class A common stock elected to redeem their shares in January 2024 and September 30, 2024, in connection with the 2024 Extension Amendments, and as such approximately $215,340,000 and $21,400,000, respectively, was removed from the Trust Account in 2024.

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

Related Party Loans

If the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.50 per warrant, at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. In June 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Private Placement Warrants at the option of the lender as described above. Pursuant to an additional working capital loan, between October 2024 and December 2024, the Sponsor loaned an aggregate of approximately $141,000 to the Company, and subsequent to December 31, 2024, the Sponsor loaned approximately an additional $107,000 in the aggregate to the Company between January 2025 and March 26, 2025. Such loan bears no interest and may be converted to an additional 94,111 and 165,604 Private Placement Warrants as of December 31, 2024 and March 26, 2025, respectively, at the option of the lender as described above. The Company has determined that the fair value of the conversion feature of the working capital loans are immaterial and therefore the loans have been recorded at par value. As of December 31, 2024 and 2023, there were approximately $341,000 and $200,000, respectively, outstanding under the working capital loans.

Administrative Support Agreement and Payments to Certain Officers

The Company has agreed to pay $15,000 per month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC (“HCG”). Services commenced on September 29, 2021, the date the Company’s securities were first listed on the Nasdaq Global Market, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Charges to operations under the agreement for the years ended December 31, 2024 and 2023 were $180,000 and $180,000, respectively. There was approximately $105,000 and $ 0, respectively, payable at December 31, 2024 and 2023.

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

In August 2024, payments to the Company’s Chief Financial Officer and to the independent contractor service provider to the Company (who is Vice President of HCG) ceased in connection with their resignations from the Company. If such former Chief Financial Officer and independent contractor service provider provide reasonable and timely cooperation to transfer their knowledge and duties as reasonably requested by the Company following their separation, they will remain entitled to receive their respective previously accrued deferred compensation (approximately $476,000 and $388,000, respectively, through December 31, 2024), payable upon closing of the Company’s initial Business Combination.

An aggregate of approximately $378,000 and $880,000, respectively, (approximately $186,000 and $430,000, respectively, of which is deferred) was charged to operations for the years ended December 31, 2024 and 2023. Total Deferred compensation - related parties includes approximately $1,186,000 and $1,000,000, respectively, under this obligation at December 31, 2024 and 2023.

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

As indicated in Notes 1 and 3, in connection with the 2023 Extension Amendment, holders of 8,295,189 shares of Class A common stock elected to redeem their shares and as such approximately $86,171,000 was removed from the Trust Account in 2023 to pay such redemptions. Further, and as discussed in Notes 1 and 3, in January 2024 and September 2024, respectively, in connection with the 2024 Extension Amendments, holders of 20,528,851 and 1,992,461 shares of Class A common stock elected to redeem their shares and as such approximately $215,340,000 and $21,400,000 was removed from the Trust Account in 2024 to pay such redemptions.

At December 31, 2024 and 2023, the balance in the Trust Account was held in a demand deposit account. The balance in the Trust Account is presented at fair value. During the year ended December 31, 2024 and 2023 the Company withdrew approximately $1,287,000 and $2,865,000, respectively, to fund the payment of income and franchise taxes.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at December 31, 2024 or 2023.

NOTE 7 - WARRANT LIABILITIES

At December 31, 2024 and 2023, the Company has 18,576,712 Warrants outstanding, including 11,364,318 Public Warrants and 7,212,394 Private Placement Warrants. The Company is required to record the Warrants at fair value at each reporting period, with changes in fair value recognized in the statements of operations.

The following tables present information about the Company’s Warrant liabilities that are measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,364,000	$1,364,000	$-	$-
Private Placement Warrants	865,000	-	865,000	-
Derivative warrant liabilities at December 31, 2024	$2,229,000	$1,364,000	$865,000	$-

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$682,000	$682,000	$-	$-
Private Placement Warrants	432,000	-	432,000	-
Derivative warrant liabilities at December 31, 2023	$1,114,000	$682,000	$432,000	$-

There were no transfers between levels during the years ended December 31, 2024 and 2023.

At December 31, 2024 and 2023, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading of the Public Warrants in an active market ($0.12 and $0.06 per warrant on December 31, 2024 and 2023, respectively). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs - Level 2).

The derivative warrant liabilities are not subject to qualified hedge accounting.

Public Warrants

At December 31, 2024 and 2023, there were 11,364,318 Public Warrants outstanding. Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock. Under the terms of the warrant agreement, the Company has agreed to use its reasonable best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants have been or will be issued upon separation of the Units and only whole Warrants trade. Each Warrant will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

In no event will the Company be required to net cash settle any Warrant. f the Company is unable to complete the initial Business Combination prior to the Extended Date, or such later date up to June 30, 2025 as may be resolved by the Company’s board of directors, or if stockholders approve an extension of such date, and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

Private Placement Warrants

See Note 5 for information about the Company’s outstanding Private Placement Warrants to purchase 7,212,394 shares of Class A common stock.

NOTE 8 - WORKING CAPITAL SUBSCRIPTION AGREEMENTS

The fair value of the 2023 Subscription Agreement and 2024 Subscription Agreement (described below) are as follow:

Description	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Subscription Agreements:
2023 Subscription Agreement	$7,148,000	$ -	$-	$7,148,000
2024 Subscription Agreement	2,372,000	-	-	2,372,000
Subscription Agreements at December 31, 2024 (unaudited)	$9,520,000	$-	$-	$9,520,000

Description	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Subscription Agreements:
2023 Subscription Agreement	900,000	-	-	900,000
Subscription Agreements at December 31, 2023	$900,000	$-	$-	$900,000

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

The estimated fair value of the 2023 Subscription Agreement was $7,148,000 at December 31, 2024 (an increase of $6,248,000 in the year then ended), was determined by summing (1) the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, and (2) 0.9 shares of Common Stock for each dollar of the 2023 Capital Contribution valued using the closing stock price, then adjusting such amount by the probability of an initial Business Combination. The significant unobservable inputs, or Level 3 measurements, at December 31, 2024, included the probability of an initial Business Combination closing of 75%.

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

The estimated fair value of the 2024 Subscription Agreement was approximately $2,372,000 at December 31, 2024 (an increase of approximately $622,000 during the year then ended). The significant unobservable inputs, or Level 3 measurements, at December 31, 2024 included the risk-adjusted discount rate of 10% and probability of business combination closing of 75%.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share. Upon completion of the Company’s initial Business Combination, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock in connection with the initial Business Combination. In March 2021 and December 31, 2021, the Company effected a stock dividend of 0.33333333 of Founder Share for each outstanding Founder Share, and the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share in September 2021, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 shares of Class B common stock (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). Because the underwriters’ exercised their over-allotment in part, 135,682 shares of Class B common stock were forfeited by the Sponsor leaving 11,364,318 shares of Class B common stock outstanding at December 31, 2024 and 2023.

At December 31, 2024 and 2023, all 3,276,453 and 25,797,765, respectively, shares of Class A common stock issued and outstanding as of such date are reflected as common stock subject to redemption.

As indicated in Notes 1, 3 and 4, in connection with the 2023 Extension Amendment, holders of 8,295,189 shares of Class A common stock elected to exercise their right to redeem such shares for a pro rata portion of the funds in the Trust Account and such shares were redeemed in October 2023. Further, and also as indicated in Notes 1, 3 and 4, in connection with the 2024 Extension Amendments, holders of 20,528,851 and 1,992,461 shares, respectively, of Class A common stock elected to redeem their shares in January 2024 and September 2024, and as such shares were redeemed in January 2024 and in October 2024.

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

The Company has estimated, with the assistance of valuation professionals, the aggregate fair value of 1,022,453 Founder Shares to be transferred pursuant to the January 2024 Non-Redemption Agreements to be approximately $1.47 per Founder Share. The estimated fair value, approximately $1,500,000, was determined to be a deemed contribution to the capital of the Company from the Sponsor in the statements of stockholders’ deficit in accordance with Staff Accounting Bulletin (“SAB”) Topic 5T, and a business combination cost in the statement of operations. Pursuant to the January 2024 Non-Redemption Agreements, the Company agreed not to satisfy any of its excise tax obligations from the interest earned on the funds in the Trust Account.

September 2024 Redemption Agreements - In September 2024, the Company and its Sponsor entered into agreements (“September 2024 Non-Redemption Agreements” together with the January 2024 Non-Redemption Agreements, the “2024 Non-Redemption Agreements”) with nine unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 3,238,379 shares of the Company’s Class A common stock (“September 2024 Non-Redeemed Shares”) at the 2024 Extension Meeting II. In exchange for the foregoing commitment not to redeem the September 2024 Non-Redeemed Shares, the Sponsor has agreed to transfer to such investors an aggregate of 809,594 Founder Shares held by the Sponsor, promptly following the closing of the Company’s initial Business Combination if they do not exercise their redemption rights with respect to the September 2024 Non-Redeemed Shares in connection with the 2024 Extension Meeting II and that the 2024 Extension Amendment II proposal is approved and effected by the Company’s filing with the Secretary of the State of Delaware of a Certificate of Amendment to the Charter. The September 2024 Non-Redemption Agreement increased the amount of funds that remain in the Trust Account following the 2024 Extension Meeting II.

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

Amendment to Subscription Agreements and the Non-Redemption Agreements

In connection with entry of the Business Combination Agreement, the Company, beginning in June 2024 and continuing through 2025, the Sponsor and certain of the Anchor Investors and the investors parties to the 2023 Non-Redemption Agreements and the 2024 January Non-Redemption Agreements (collectively, the “investor parties”) entered into amendments to the subscription agreements executed with the Anchor Investors in connection with the IPO and the 2023 Non-Redemption Agreements and the January 2024 Non-Redemption Agreements, respectively, which amendments amend the amount of Founder Shares the Anchor Investors and the investors parties will purchase or receive, as applicable, from the Sponsor at the Closing. Certain of the Founder Shares to be purchased will be tied to the Sponsor earnout as set forth in the Sponsor Letter Agreement, by and among the Company, the Sponsor and PubCo, dated June 18, 2024. Further, the amendments also provide that the Anchor Investors and the investors parties will enter into a registration rights and lock-up agreement, in the form included to the Business Combination Agreement, upon closing of the Proposed Business Combination.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

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

1% U.S. federal excise tax — A new 1% U.S. federal excise tax would be imposed on the Company in connection with redemptions of the Company’s public shares upon completion of an initial business combination, pursuant to the Inflation Reduction Act of 2022 (the “IR Act”) signed into federal law on August 16, 2022. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2025	HENNESSY CAPITAL INVESTMENT CORP. VI

	By:	/s/ Daniel J. Hennessy
		Name:	Daniel J. Hennessy
		Title:	Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel J. Hennessy	Chairman of the Board of Directors and Chief Executive Officer	March 28, 2025
Daniel J. Hennessy	(Principal Executive Officer)

/s/ Nicholas Geeza	Executive Vice President, Chief Financial Officer and Secretary	March 28, 2025
Nicholas Geeza	(Principal Financial and Accounting Officer)

/s/ Anna Brunelle	Director	March 28, 2025
Anna Brunelle

/s/ Sidney Dillard	Director	March 28, 2025
Sidney Dillard

/s/ Walter Roloson	Director	March 28, 2025
Walter Roloson

/s/ John Zimmerman	Director	March 28, 2025
John Zimmerman