Form 10-Q
period 2025-03-31
Hennessy Capital Investment Corp. VI
filed 2025-05-15
CIK 1842937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Shares of Class A common stock, par value $0.0001 per share	HCVI	OTC Pink
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	HCVIW	OTC Pink
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	HCVIU	OTC Pink

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

As of May 13, 2025, there were 3,276,453 shares of the Company’s Class A common stock and 11,364,318 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL INVESTMENT CORP. VI

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL INVESTMENT CORP. VI

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash	$891,000	$889,000
Prepaid expenses	-	15,000
Total current assets	891,000	904,000

Non-current asset – cash held in Trust Account	35,747,000	35,476,000
Total assets	$36,638,000	$36,380,000

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$261,000	288,000
Accrued liabilities	8,227,000	7,035,000
Extension notes payable	11,383,000	9,520,000
Working capital loans – related party	475,000	341,000
Deferred compensation – related parties	1,186,000	1,186,000
Excise tax payable	3,230,000	3,229,000
Franchise and income taxes payable	110,000	41,000
Total current liabilities	24,872,000	21,640,000
Other liabilities:
Derivative warrant liabilities	2,787,000	2,229,000
Total liabilities	27,659,000	23,869,000
Commitments and contingencies
Class A common stock subject to possible redemption; 3,276,453 shares at $10.88 and $10.82 per share at March 31, 2025 and December 31, 2024, respectively	35,637,000	35,436,000
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at March 31, 2025 and December 31, 2024	-	-
Class A common stock, $0.0001 par value; 200,000,000 authorized shares; no non-redeemable shares issued or outstanding at March 31, 2025 and December 31, 2024	-	-
Class B common stock, $0.0001 par value, 20,000,000 authorized shares; 11,364,318 shares issued and outstanding at March 31, 2025 and December 31, 2024	1,000	1,000
Additional paid-in capital	9,995,000	9,995,000
Accumulated deficit	(36,654,000)	(32,921,000)
Total stockholders’ deficit	(26,658,000)	(22,925,000)
Total liabilities, Class A common stock subject to possible redemption and stockholders’ deficit	$36,638,000	$36,380,000

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2025	2024
General and administrative expenses	$1,369,000	$822,000
Estimated fair value of Founder Shares provided in Non-redemption agreements	-	1,500,000
Loss from operations	(1,369,000)	(2,322,000)
Other income (expense):
Interest income earned on Trust Account	311,000	927,000
Other interest income	7,000	-
Change in fair value of extension notes payable	(1,863,000)	(1,916,000)
Change in fair value of derivative warrant liabilities	(558,000)	(744,000)
Net loss before provision for income tax	(3,472,000)	(4,055,000)
Provision for income tax	(60,000)	(213,000)
Net loss	$(3,532,000)	$(4,268,000)

Weighted average shares of Class A common stock outstanding - basic and diluted	3,276,453	7,524,832
Net loss per share of Class A common stock – basic and diluted	$(0.24)	$(0.23)

Weighted average shares of Class B common stock outstanding – basic and diluted	11,364,318	11,364,318
Net loss per share of Class B common stock – basic and diluted	$(0.24)	$(0.23)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2025:

	Common Stock
	Class A Shares	Amount	Class B Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2024	-	$-	11,364,318	$1,000	$9,995,000	$(32,921,000)	$(22,925,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(201,000)	(201,000)
Net loss	-	-	-	-	-	(3,532,000)	(3,532,000)
Balances, March 31, 2025 (unaudited)	-	$-	11,364,318	$1,000	$9,995,000	$(36,654,000)	$(26,658,000)

For the three months ended March 31, 2024:

	Common Stock
	Class A Shares	Amount	Class B Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balances, December 31, 2023	-	$-	11,364,318	$1,000	$1,825,000	$(7,860,000)	$(6,034,000)
Accretion of Class A common stock subject to possible redemption	-	-	-	-	-	(763,000)	(763,000)
Estimated fair value of deemed contribution Founders Shares	-	-	-	-	1,500,000	-	1,500,000
Net loss	-	-	-	-	-	(4,268,000)	(4,268,000)
Balances, March 31, 2024 (unaudited)	-	$-	11,364,318	$1,000	$3,325,000	$(12,891,000)	$(9,565,000)

See accompanying notes to unaudited condensed financial statements

HENNESSY CAPITAL INVESTMENT CORP. VI

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,532,000)	$(4,268,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in the Trust Account	(311,000)	(927,000)
Estimated fair value of Founders Shares provided in Non-Redemption Agreements	-	1,500,000
Change in fair value of derivative liabilities	558,000	744,000
Change in fair value of extension notes payable	1,863,000	1,916,000
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	15,000	(61,000)
(Decrease) increase in accounts payable	(27,000)	79,000
Increase in accrued liabilities	1,192,000	318,000
Increase in deferred compensation – related parties	-	80,000
Increase in excise tax payable	1,000	-
Increase (decrease) in franchise and income taxes payable	69,000	(417,000)
Net cash used in operating activities	(172,000)	(1,036,000)

Cash flows from investing activities:
Cash withdrawn from Trust Account for redemptions	-	215,340,000
Cash withdrawn from Trust Account for taxes	40,000	580,000
Net cash provided by investing activities	40,000	215,920,000

Cash flows from financing activities:
Redemption of Class A common stock		(215,340,000)
Issuance of working capital loans	134,000	-
Net cash provided by (used in) financing activities	134,000	(215,340,000)

Net increase (decrease) in cash	2,000	(456,000)
Cash at beginning of period	889,000	462,000
Cash at end of period	$891,000	$6,000

Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$-	$680,000

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

At March 31, 2025, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners VI LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $340,930,000 Public Offering (Note 4) and a $10,819,000 private placement of warrants (the “Private Placement Warrants”) to our Sponsor, our Direct Anchor Investors (as defined below) and Other Anchor Investors (as defined below) (“Private Placement”) (Note 4). Upon the closing of the Public Offering and the Private Placement (including the underwriters’ over-allotment option exercise), $340,930,000 was deposited in a trust account (the “Trust Account”). However, due to redemptions in October 2023, January 2024 and September 2024, the Trust Account is approximately $35,747,000 and $35,476,000 at March 31, 2025 and December 31, 2024, respectively.

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

Extensions of Time to Complete Business Combination, Related Redemptions of Shares of Class A Common Stock and Related Excise Tax Liability:

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

In each of March 2025 and April 2025, the Company’s board of directors elected to extend the Extended Date by one month, as contemplated and permitted by the Company’s amended and restated certificate of incorporation, to extend the Extended Date to May 31, 2025.

The Company’s amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination by the Extended Date, or such later date up to June 30, 2025 as may be resolved by the Company’s board of directors or if stockholders approve an extension of such date, or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination prior to the Extended Date, or such later date up to June 30, 2025 as may be resolved by the Company’s board of directors, or if stockholders approve an extension of such date, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has recorded a liability of 1% of the amount of the October 2023 redemptions, approximately $861,000, as of December 31, 2023. This liability is recorded as an increase to accumulated deficit as it is related to the capital stock of the Company. Management has also evaluated the requirements of the Inflation Reduction Act and the Company’s operations, with respect to the January 2024 and September 30, 2024 redemptions and has recorded a liability of 1% of the aggregate of approximately $236,740,000 of those redemptions, approximately $2,368,000, as of December 31, 2024 bringing the total accrued liability for excise tax to approximately $3,230,000 at March 31, 2025.

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

Nasdaq Delisting:

Subsequent to March 31, 2025, on April 2, 2025, the Company received a written notice (the “Delisting Notice”) from the Nasdaq Hearings Panel (the “Panel”) stating that the Panel had determined to delist the Company’s securities from Nasdaq and that trading in those securities would be suspended at the open of business on April 4, 2025. Nasdaq reached its decision pursuant to Nasdaq Listing Rule IM-5101-2 because the Company did not complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. As a result of the determination, trading of the Company’s units, Class A common stock and Warrants on Nasdaq was suspended, subsequent to March 31, 2025, beginning at the open of business on April 4, 2025. In light of the fact that the Proposed Business Combination was not completed prior to March 31, 2025, the Company’s securities ceased trading on Nasdaq after April 4, 2025 and now trade over the counter through the consummation of its initial business combination.

NOTE 2 – BUSINESS COMBINATION AGREEMENT

On June 17, 2024, the Company, Namib Minerals, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“PubCo”) and a direct wholly-owned subsidiary of The Southern SelliBen Trust, a registered New Zealand foreign trust, Midas SPAC Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of PubCo (“SPAC Merger Sub”), Cayman Merger Sub Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Company Merger Sub”), and Greenstone Corporation, an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Greenstone”), entered into a business combination agreement (as amended December 6, 2024 and, subsequent to March 31, 2025, April 14, 2025, the “Business Combination Agreement”). Greenstone is a gold producer, developer and explorer with operations focused in Zimbabwe.

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

On December 6, 2024, the Business Combination Agreement was amended to extend the outside date to March 31, 2025. Subsequent to March 31, 2025, on April 14, 2025, the second amendment to the Business Combination Agreement was entered into which amends the Business Combination Agreement to, among other things, (i) extend the outside date to the later of (x) May 1, 2025 and (y) 10 days after the effective date of the post-effective amendment to the proxy/registration statement relating to the Transactions, or, if the 10th day following such effective date is not a business day, the succeeding business day thereafter, (ii) remove the minimum cash condition; and (iii) obligate the Company to cause the Sponsor to ensure that none of the Company, Greenstone, or PubCo has any liability with respect to any unpaid transaction expenses of the Company, including in respect of the 2023 Subscription Agreement and 2024 Subscription Agreement (as defined below).

The Closing will occur on the first date following the satisfaction or waiver of all of the closing conditions or at such other time or in such other manner as agreed upon by Greenstone and the Company in writing.

The obligations of the parties to consummate the Mergers and the Transactions are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of the following closing conditions: (i) approval of the Transactions by the shareholders of PubCo, the Company, Company Merger Sub and Greenstone; (ii) the registration statement on Form F-4 having become effective under the Securities Act of 1933, as amended (the “Securities Act”); (iii) PubCo’s initial listing application with Nasdaq will have been conditionally approved and, immediately following the Closing, PubCo will satisfy any applicable listing requirements of Nasdaq; (iv) no governmental authority will have enacted, issued, promulgated, enforced or entered any law or governmental order that makes the Closing illegal or otherwise prevents the Closing; (v) none of PubCo, Company Merger Sub, SPAC Merger Sub, Greenstone or any of the Greenstone’s subsidiaries will be in bankruptcy, receivership, administration, restructuring, corporate rescue or other similar proceedings, and no liquidator, administrator, restructuring officer or similar person will have been appointed, in each case under any applicable administration, scheme of arrangement, restructuring, receivership, corporate rescue, insolvency, bankruptcy, or reorganization laws; and (vi) other customary closing conditions set forth in the Business Combination Agreement.

In connection with the Proposed Business Combination, PubCo and Greenstone, as co-registrant, have filed with the U.S. Securities and Exchange Commission (the “SEC”) a post-effective amendment to the registration statement on Form F-4 (File No. 333-283650) (as amended, the “Registration Statement”), which includes a prospectus with respect to PubCo’s securities to be issued in connection with the Proposed Business Combination and a proxy statement that was distributed to holders of the Company’s common stock in connection with the Company’s solicitation of proxies for the vote by the Company’s stockholders with respect to Proposed the Business Combination and other matters described in such proxy statement (the “Proxy Statement”). The SEC declared the Registration Statement effective on April 23, 2025 and the Company has filed the definitive Proxy Statement with the SEC and has mailed copies of it to holders of record of the Company’s common stock as of March 31, 2025, the record date to vote on the Proposed Business Combination.

Subsequent to March 31, 2025, on May 6, 2025, the Company held a special meeting of stockholders (the “Special Meeting”) in connection with the Proposed Business Combination, at which the Company’s stockholders approved the Proposed Business Combination. In connection with the Special Meeting, stockholders holding 3,251,056 shares of the Company's Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. The Company intends to consummate the Proposed Business Combination as soon as possible, subject to the satisfaction or waiver of all other closing conditions, and may accept reversals of redemption requests prior to the closing of the Proposed Business Combination.

Unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions are included in the Registration Statement.

For more information about the Proposed Business Combination and the Business Combination Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2024, the Registration Statement and the definitive Proxy Statement.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 31, 2024. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any other future periods.

Mandatory Liquidation, Liquidity and Going Concern:

The Company had approximately $891,000 in cash and approximately $23,981,000 of negative working capital at March 31, 2025. Further, the Company has segregated approximately $861,000 of cash for the payment of excise taxes on the redemptions of Class A common stock in connection with the 2023 Extension Meeting. Further, the Company is incurring, and expects to continue to incur, significant costs in the pursuit of an initial business combination. These conditions indicate that the Company needs additional working capital. In addition, if the Company cannot complete a Business Combination before the Extended Date, May 31, 2025 (or June 30, 2025 if extended as permitted by the board of directors), or such later date if stockholders approve an extension of such date, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to the Extended Date, or such later date up to June 30, 2025, as may be resolved by the Company’s board of directors, or if stockholders approve an extension of such date, to receive working capital from its Sponsor and/or external financing sources to the extent necessary and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to defer payments and continue to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Net Loss per Share of Common Stock:

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

The following tables reflect the net loss per share after allocating income between the shares based on outstanding shares:

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net loss per share of common stock:
Allocation of loss – basic and diluted	$(790,000)	$(2,742,000)	$(1,700,000)	$(2,568,000)
Denominator:
Basic and diluted weighted average shares of common stock:	3,276,453	11,364,318	7,524,832	11,364,318

Basic and diluted net loss per share of common stock	$(0.24)	$(0.24)	$(0.23)	$(0.23)

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at March 31, 2025 or December 31, 2024.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of March 31, 2025 and December 31, 2024, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered either start-up or business combination costs and are not currently deductible. Further, warrant costs and income from change in fair value of derivative warrant liabilities may not be deductible or includible in taxable income. During the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of approximately $60,000 and $213,000, respectively. The tax provision results from taxable interest income earned on the Trust Account, which was partially offset by deductible franchise taxes. The Company’s effective tax rate for three months ended March 31, 2025 and 2024 was approximately 2% and 5%, respectively. The effective tax rates differ from the expected income tax rate primarily due to substantial non-deductible income or expense from warrant fair value adjustments, subscription agreement fair value adjustments and the estimated fair-value of Founder Shares provided in non-redemption agreements, as well as by the start-up costs (discussed above) which are not currently deductible and business combination costs which may not be deductible or taxable. At March 31, 2025 and December 31, 2024, the Company has a gross deferred tax asset of approximately $3,100,000 and $2,800,000, respectively, primarily related to start-up and business combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2025 or December 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2025 or December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

All shares of Class A common stock are redeemable and classified as such on the Company’s unaudited condensed balance sheets until such time as a redemption event takes place. At March 31, 2025, the value of Class A common stock that may be redeemed is equal to $10.88 per share (which is the assumed redemption price) multiplied by 3,276,453 outstanding shares of Class A common stock. At December 31, 2024, the value of Class A common stock that may be redeemed is equal to approximately $10.82 per share (which is the assumed redemption price) multiplied by 3,276,453 outstanding shares of Class A common stock.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by adjustments to accumulated deficit. Accordingly, at March 31, 2025 and December 31, 2024, all of the 3,276,453 public shares were classified outside of permanent equity. Class A common stock subject to possible redemption consist of:

	Dollars	Shares
Gross proceeds of Public Offering	$340,930,000	34,092,954
Less: Proceeds allocated to Public Warrants	(11,935,000)	-
Offering costs	(19,018,000)	-
Plus: Accretion of carrying value to redemption value in 2021	30,953,000	-
Subtotal at date of Public Offering and December 31, 2021	340,930,000	34,092,954
Plus: Accretion of carrying value to redemption value in 2022	3,468,000	-
Subtotal at December 31, 2022	344,398,000	34,092,954
Less: Redemptions at September 29, 2023	(86,171,000)	(8,295,189)
Plus: Forgiveness of deferred underwriting compensation	11,933,000	-
Plus: Accretion of carrying value to possible redemption value in 2023	72,000	-
Shares of Class A common stock subject to possible redemption at December 31, 2023	$270,232,000	25,797,765
Less: Redemptions in January 2024	(215,340,000)	(20,528,851)
Redemptions in September 2024	(21,400,000)	(1,992,461)
Plus: Accretion of carrying value to possible redemption value in 2024	1,944,000	-
Shares of Class A common stock subject to possible redemption at December 31, 2024	$35,436,000	3,276,453
Plus: Accretion of carrying value to possible redemption value to March 31, 2025	201,000	-
Shares of Class A common stock subject to possible redemption at March 31, 2025	$35,637,000	3,276,453

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

As indicated in Notes 1 and 3, in connection with the 2023 Extension Amendment, holders of 8,295,189 shares of Class A common stock elected to redeem their shares and as such approximately $86,171,000 was removed from the Trust Account in 2023 to pay such redemptions. Further, and also as indicated in Notes 1 and 3, holders of 20,528,851 and 1,992,461 shares, respectively, of Class A common stock elected to redeem their shares in January 2024 and September 30, 2024, in connection with the 2024 Extension Amendments, and as such approximately $215,340,000 and $21,400,000, respectively, was removed from the Trust Account in 2024 to pay such redemptions.

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

On April 14, 2025, the Company and Continental Stock Transfer & Trust Company (“Continental”) entered into that certain Amendment No. 1 to Warrant Agreement (the “Warrant Agreement Amendment”), which amends that certain Warrant Agreement, dated as of September 28, 2021, by and between the Company and Continental (the “Warrant Agreement”). The Warrant Agreement Amendment amends the terms and conditions with respect to the Private Placement Warrants to make such terms and conditions identical to those with respect to the Public Warrants (as defined in the Warrant Agreement). Following the effectiveness of the Warrant Agreement Amendment immediately prior to (and contingent upon) the closing of the Proposed Business Combination, the Private Placement Warrants (i) will no longer be exercisable on a cashless basis at the option of the holder, (ii) may be transferred, assigned or sold within thirty (30) days after the completion by the Company of an initial business combination, and (iii) will be redeemable by the Company at any time in the same manner as the Public Warrants.

If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants deposited, and remaining, in the Trust Account will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants issued to the Sponsor, the Direct Anchor Investors and the Other Investors will expire worthless.

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

Related Party Loans

If the Sponsor, an affiliate of the Sponsor or the Company’s officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.50 per warrant, at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. In June 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Private Placement Warrants at the option of the lender as described above. Pursuant to an additional working capital loan, between October 2024 and December 2024, the Sponsor loaned an aggregate of approximately $141,000 to the Company, and subsequent to December 31, 2024, the Sponsor loaned approximately an additional $134,000 in the aggregate to the Company between January 2025 and March 31, 2025. Such loan bears no interest and may be converted to an additional 94,111 and 183,444 Private Placement Warrants as of December 31, 2024 and March 31, 2025, respectively, at the option of the lender as described above. The Company has determined that the fair value of the conversion feature of the working capital loans are immaterial and therefore the loans have been recorded at par value. As of March 31, 2025 and December 31, 2024, there were approximately $475,000 and $341,000, respectively, outstanding under the working capital loans. Subsequent to March 31, 2025, the Sponsor loaned an additional amount of approximately $30,000 in the aggregate to the Company during April 2025. As of April 28, 2025 and March 31, 2025, there were approximately $505,000 and $475,000, respectively, outstanding under the working capital loans. Subsequent to March 31, 2025, PubCo, the Company, and the Sponsor entered into that certain amended and restated sponsor letter agreement (the “Sponsor Letter Agreement”) pursuant to which the Sponsor agreed to not accept the issuance of any common stock, Warrants, or PubCo securities in repayment of any working capital loans payable to the Sponsor.

Administrative Support Agreement and Payments to Certain Officers

The Company has agreed to pay $15,000 per month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital Group LLC (“HCG”). Services commenced on September 29, 2021, the date the Company’s securities were first listed on the Nasdaq Global Market, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Charges to operations under the agreement for the three months ended March 31, 2025 and 2024 were $45,000 and $45,000, respectively. There was approximately $150,000 and $105,000, respectively, payable and included in accrued liabilities at March 31, 2025 and December 31, 2024.

Also, commencing on September 29, 2021, the Company began to compensate each of its President and Chief Operating Officer as well as its Chief Financial Officer $29,000 per month prior to the consummation of the Company’s initial Business Combination, of which $14,000 per month is payable upon the completion of the Company’s initial Business Combination and $15,000 per month was payable currently for their services. In addition, in January 2022, the Company began to compensate a Vice President of HCG , in his capacity as an independent contractor service provider to the Company, $25,000 per month, $12,500 of which is payable upon the completion of the Company’s initial Business Combination and $12,500 of which was payable currently for his services. An aggregate of approximately $0 and $162,000, respectively, (approximately $0 and $80,000, respectively, of which is deferred) was charged to operations for the three months ended March 31, 2025 and 2024. Total Deferred compensation - related parties includes approximately $1,186,000 and $1,186,000, respectively, under this obligation at March 31, 2025 and December 31, 2024.

During September 2023, payments to the Company’s Chief Operating Officer ceased in connection with his resignation as an officer (but not as a director) of the Company. During August 2024, he resigned as a director of the Company.

In August 2024, payments to the Company’s Chief Financial Officer and to the independent contractor service provider to the Company (who is Vice President of HCG) ceased in connection with their resignations from the Company. If such former Chief Financial Officer and independent contractor service provider provide reasonable and timely cooperation to transfer their knowledge and duties as reasonably requested by the Company following their separation, they will remain entitled to receive their respective previously accrued deferred compensation (approximately $476,000 and $388,000, respectively, through March 31, 2025 and December 31, 2024), payable upon closing of the Company’s initial Business Combination.

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

At March 31, 2025 and December 31, 2024, the balance in the Trust Account was held in a demand deposit account. The balance in the Trust Account is presented at fair value. During the three months ended March 31, 2025 and 2024 the Company withdrew approximately $40,000 and $580,000, respectively, to fund the payment of income and franchise taxes.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at March 31, 2025 or December 31, 2024.

NOTE 7 - WARRANT LIABILITIES

At March 31, 2025 and December 31, 2024, the Company has 18,576,712 Warrants outstanding, including 11,364,318 Public Warrants and 7,212,394 Private Placement Warrants. The Company is required to record the Warrants at fair value at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations.

The following tables present information about the Company’s Warrant liabilities that are measured at fair value on a recurring basis at March 31, 2025 (unaudited) and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,705,000	$1,705,000	$-	$-
Private Placement Warrants	1,082,000	-	1,082,000	-
Derivative warrant liabilities at March 31, 2025	$2,787,000	$1,705,000	$1,082,000	$-

Description	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,364,000	$1,364,000	$-	$-
Private Placement Warrants	865,000	-	865,000	-
Derivative warrant liabilities at December 31, 2024	$2,229,000	$682,000	$8565000	$-

There were no transfers between levels during three months ended March 31, 2025 and the year ended December 31, 2024.

At March 31, 2025 and December 31, 2024, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading of the Public Warrants in an active market ($0.15 and $0.12 per warrant on March 31, 2025 and December 31, 2024, respectively). Since the Private Placement Warrants are substantially similar to the Public Warrants but do not trade, the Company valued them based on the value of the Public Warrants (significant other observable inputs - Level 2).

The derivative warrant liabilities are not subject to qualified hedge accounting.

Public Warrants

At March 31, 2025 and December 31, 2024, there were 11,364,318 Public Warrants outstanding. Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock. Under the terms of the warrant agreement, the Company has agreed to use its reasonable best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants have been or will be issued upon separation of the Units and only whole Warrants trade. Each Warrant will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its reasonable best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Private Placement Warrants

See Note 5 for information about the Company’s outstanding Private Placement Warrants to purchase 7,212,394 shares of Class A common stock.

NOTE 8 - WORKING CAPITAL SUBSCRIPTION AGREEMENTS

The fair value of the 2023 Subscription Agreement and 2024 Subscription Agreement (described below) are as follow:

Description	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Subscription Agreements:
2023 Subscription Agreement	$8,813,000	$-	$-	$8,813,000
2024 Subscription Agreement	2,570,000	-	-	2,570,000
Subscription Agreements at March 31, 2025 (unaudited)	$11,383,000	$-	$-	$11,383,000

Description	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Subscription Agreements:
2023 Subscription Agreement	$7,148,000	$-	$-	$7,148,000
2024 Subscription Agreement	2,372,000	-	-	2,372,000
Subscription Agreements at December 31, 2024 (unaudited)	$9,520,000	$-	$-	$9,520,000

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

The estimated fair value of the 2023 Subscription Agreement was $900,000 at issuance and at December 31, 2023. The estimated fair value at issuance and December 31, 2023, was determined by summing (1) the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, and (2) 0.9 shares of Common Stock for each dollar of the 2023 Capital Contribution valued using the closing stock price, then adjusting such amount by the probability of an initial Business Combination. The significant unobservable inputs, or Level 3 measurements, at the date of issuance and December 31, 2023, included the probability of business combination closing of 9.8%. At December 31, 2024, the estimated fair value of the 2023 Subscription Agreement was $7,148,000 based on the methodology above and a probability of an initial Business Combination closing of 75%.

The estimated fair value of the 2023 Subscription Agreement was $8,813,000 at March 31, 2025 (an increase of $1,665,000 in the three months then ended), and was determined by summing (1) the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, and (2) 0.9 shares of Common Stock for each dollar of the 2023 Capital Contribution valued using the closing stock price, then adjusting such amount by the probability of an initial Business Combination. The significant unobservable inputs, or Level 3 measurements, at March 31, 2025, included the probability of an initial Business Combination closing of 90%.

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

The estimated fair value of the 2024 Subscription Agreement was approximately $1,750,000 upon subscription at January 16, 2024; however, the subscription was not funded until April 1, 2024. The estimated fair value at issuance, was determined by summing the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, then adjusting such amount by the probability of an initial Business Combination. The significant unobservable inputs, or Level 3 measurements, at the date of issuance and January 16, 2024. included the risk-adjusted discount rate of 12.5% and probability of business combination closing of 14%. At December 31, 2024, the estimated fair value of the 2024 Subscription Agreement was $2,372,000 based on the methodology above and a probability of an initial Business Combination closing of 75%.

The estimated fair value of the 2024 Subscription Agreement was approximately $2,570,000 at March 31, 2025 (an increase of approximately $198,000 during the three months then ended). The significant unobservable inputs, or Level 3 measurements, at March 31, 2025 included the risk-adjusted discount rate of 9% and probability of business combination closing of 90%.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company is 220,000,000 shares, including 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share. Upon completion of the Company’s initial Business Combination, the Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its initial Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock in connection with the initial Business Combination. In March 2021 and December 31, 2021, the Company effected a stock dividend of 0.33333333 of Founder Share for each outstanding Founder Share, and the Company effected a second stock dividend of 1 Founder Share for each outstanding Founder Share in September 2021, which stock dividends resulted in the Sponsor and the Company’s independent directors holding an aggregate of 11,500,000 shares of Class B common stock (up to 1,500,000 of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ option to purchase additional Units was exercised). Because the underwriters’ exercised their over-allotment in part, 135,682 shares of Class B common stock were forfeited by the Sponsor leaving 11,364,318 shares of Class B common stock outstanding at March 31, 2025 and December 31, 2024.

At March 31, 2025 and December 31, 2024, all 3,276,453 shares of Class A common stock issued and outstanding at such dates are reflected as common stock subject to redemption.

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

Amendment to Subscription Agreements and the Non-Redemption Agreements

In connection with entry of the Business Combination Agreement, the Company, beginning in June 2024 and continuing through 2025, the Sponsor and certain of the Anchor Investors and the investor parties to the 2023 Non-Redemption Agreements and the 2024 January Non-Redemption Agreements (collectively, the “investor parties”) entered into amendments to the subscription agreements executed with the Anchor Investors in connection with the IPO and the 2023 Non-Redemption Agreements and the 2024 January Non-Redemption Agreements, respectively, which amendments amend the amount of Founder Shares the Anchor Investors and the investors parties will purchase or receive, as applicable, from the Sponsor at the Closing. Further, the amendments also provide that the Anchor Investors and the investors parties will enter into a registration rights and lock-up agreement, in the form included to the Business Combination Agreement, upon closing of the Proposed Business Combination.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

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

NOTE 11 — SEGMENT REPORTING

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosure” which introduced new annual and interim disclosure requirements for all public companies.

As a Special Purpose Acquisition Company (“SPAC”), the Company has not commenced any operations and its activities consist of seeking to identify a suitable Business Combination candidate and to perform the diligence, contractual, reporting and other obligations associated with completing a Business Combination.

For purposes of ASU 2023-07, the Company is considered to operate in one segment, seeking to identify and close a Business Combination. As such, our expenses consist of the costs of identifying a Business Combination candidate and the diligence, contractual, reporting and other obligations associated with completing such Business Combination, as well as expenses for ongoing professional and other costs to maintain our reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition to such expenses, the Company had over $35,000,000 of cash in the Trust Account at March 31, 2025 and December 31, 2024 and such assets generate interest or dividend income.

The new information required by ASU 2023-07 includes:

-	Significant segment expenses: Our operating expenses for the three months ended March 31, 2025 and 2024 were approximately $1,369,000 and $2,322,000, respectively including approximately $1,500,000 of non-cash charges in the three months ended March 31, 2024 for the estimated fair value of non-redemptions agreements.

-	Other segment items: Other income in the three months ended March 31, 2025 and 2024 includes approximately $318,000 and $927,000, respectively, of interest income, primarily on the Trust Account and approximately $2,421,000 and $2,660,000, respectively, of non-cash charges for fair value accounting adjustments.

-	Identification of the chief operating decision maker (“CODM”): The chief operating decisions makers are the Chief Executive and Chief Financial Officers of the Company.

Explanation of how the CODM uses the disclosure measure of segment profit or loss: The CODM works to maintain costs at a competitive level in its everyday operations. The CODM works to optimize its investment income on the limited choices of available assets based on market conditions. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following: (a) expenses of maintaining its public reporting including accounting, auditing, legal, listing, insurance and regulatory, (b) search for a Business Combination candidate, (c) diligence, financing, reporting and closing activities and (d) managing investments in the Trust Account in order to generate return for stockholders consistent with the regulations surrounding such investments.

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions occurring after March 31, 2025 (the unaudited condensed balance sheet date), up to the date of the unaudited condensed financial statements were issued. The Company has concluded that all such events and transactions that would require adjustment or disclosure in the unaudited condensed financial statements have been recognized or disclosed, which include the following:

See Note 1 with respect to trading of the Company’s units, Class A common stock and Warrants on Nasdaq being suspended beginning at the open of business on April 4, 2025, subsequent to March 31, 2025.

See Note 2 with respect to the second amendment to the Business Combination Agreement being entered into, subsequent to March 31, 2025.

On April 25, 2025, the Company’s board of directors further elected to extend the Extended Date to May 31, 2025, as contemplated and permitted by the Charter.

See Note 2 with respect to the Special Meeting, subsequent to March 31, 2025.

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

●

the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2024, in our registration statement on Form S-1 in connection with our initial public offering (File No. 333-254062), the registration statement on Form F-4 filed by PubCo with the SEC relating to the Proposed Business Combination (File No. 333-283650) (the “Registration Statement”) and the Company’s definitive proxy statement filed with the SEC on April 23, 2025.

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

Further, unless specifically stated, this Quarterly Report on Form 10-Q does not give effect to the proposed Transactions and does not contain the risks associated with the proposed Transactions. Such risks and effects relating to the proposed Transactions will be included in the Registration Statement and the Company’s definitive proxy statement filed with the SEC on April 23, 2025.

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

The Company had approximately $891,000 in cash and approximately $23,982,000 of negative working capital at March 31, 2025. Further, the Company has segregated approximately $861,000 of cash for the payment of excise taxes on the 2023 redemptions of Class A common stock. Further, we are incurring, and expect to continue to incur, significant costs in the pursuit of an initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Events

Nasdaq Delisting Notice

On April 2, 2025, the Company received a written notice (the “Delisting Notice”) from the Nasdaq Hearings Panel (the “Panel”) stating that the Panel had determined to delist the Company’s securities from Nasdaq and that trading in those securities would be suspended at the open of business on April 4, 2025. Nasdaq reached its decision pursuant to Nasdaq Listing Rule IM-5101-2 because the Company did not complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. As a result of the determination, trading of the Company’s Units, Class A common stock and Warrants on Nasdaq was suspended beginning at the open of business on April 4, 2025, and the Company anticipates that its securities will be delisted following the completion by the Nasdaq of their applicable procedures.

Business Combination Agreement

On June 17, 2024, we entered into the Business Combination Agreement with PubCo, SPAC Merger Sub, Company Merger Sub and Greenstone. Greenstone is an established gold producer with an attractive portfolio of three high-grade, low-cost gold mines in Zimbabwe, Africa.

On December 6, 2024, the Business Combination Agreement was amended to extend the outside date to March 31, 2025. On April 14, 2025, the second amendment to the Business Combination Agreement was entered into which amends the Business Combination Agreement to, among other things, (i) extend the outside date to the later of (x) May 1, 2025 and (y) 10 days after the effective date of the post-effective amendment to the Registration Statement, or, if the 10th day following such effective date is not a business day, the succeeding business day thereafter, (ii) remove the minimum cash condition; and (iii) obligate the Company to cause the Sponsor to ensure that none of the Company, Greenstone, or PubCo has any liability with respect to any of our unpaid transaction expenses, including in respect of the Polar Subscription Agreement I and Polar Subscription Agreement II (as defined below).

Pursuant to the Business Combination Agreement, the parties thereto intend to enter into a business combination transaction (the “Proposed Business Combination” and, together with the other transactions contemplated thereby, the “Transactions”) by which, among other things, (a) Company Merger Sub is expected to be merged with and into Greenstone (the “Company Merger”), with Greenstone being the surviving entity of the Company Merger and becoming a wholly-owned subsidiary of PubCo; and (b) immediately following the Company Merger, SPAC Merger Sub is expected to be merged with and into us (the “SPAC Merger” and, together with the Company Merger, the “Mergers”), with the Company being the surviving entity of the SPAC Merger and becoming a wholly-owned subsidiary of PubCo. Upon closing of the Mergers (the “Closing,” and the date on which the Closing occurs, the “Closing Date”) Greenstone and the Company each is expected to become a direct wholly-owned subsidiary of PubCo, and PubCo is expected to become a publicly traded company operating under the name “Namib Minerals,” and its ordinary shares and warrants are expected to trade on the Nasdaq Global Market under the ticker symbols “NAMM” and “NAMMW,” respectively.

The Closing will occur on the first date following the satisfaction or waiver of all of the closing conditions, or at such other time or in such other manner as agreed upon by Greenstone and us in writing.

The obligations of the parties to consummate the Mergers and the Transactions are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of the following closing conditions: (i) approval of the Transactions by the shareholders of PubCo, the Company, Company Merger Sub and Greenstone; (ii) the Registration Statement on Form F-4 having become effective under the Securities Act of 1933, as amended (the “Securities Act”); (iii) PubCo’s initial listing application with Nasdaq will have been conditionally approved and, immediately following the Closing, PubCo will satisfy any applicable listing requirements of Nasdaq; (iv) no governmental authority will have enacted, issued, promulgated, enforced or entered any law or governmental order that makes the Closing illegal or otherwise prevents the Closing; (v) none of PubCo, Company Merger Sub, SPAC Merger Sub, Greenstone or any of Greenstone’s subsidiaries will be in bankruptcy, receivership, administration, restructuring, corporate rescue or other similar proceedings, and no liquidator, administrator, restructuring officer or similar person will have been appointed, in each case under any applicable administration, scheme of arrangement, restructuring, receivership, corporate rescue, insolvency, bankruptcy, or reorganization laws; and (vi) other customary closing conditions set forth in the Business Combination Agreement.

On April 2, 2025, the Company received a written notice (the “Delisting Notice”) from the Nasdaq Hearings Panel (the “Panel”) stating that the Panel had determined to delist the Company’s securities from Nasdaq and that trading in those securities would be suspended at the open of business on April 4, 2025. Nasdaq reached its decision pursuant to Nasdaq Listing Rule IM-5101-2 because the Company did not complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. As a result of the determination, trading of the Company’s Units, Class A common stock and Warrants on Nasdaq was suspended beginning at the open of business on April 4, 2025, and the Company anticipates that its securities will be delisted following the completion by the Nasdaq of their applicable procedures. Since Nasdaq suspended the Company’s securities from trading on its exchange, the Company’s securities have traded over the counter. In March 2025, our board of directors elected to extend our completion window to April 30, 2025, as contemplated and permitted by the Company’s Amended and Restated Certificate of Incorporation (the “Charter”). On April 25, 2025, our board of directors further elected to extend our completion window to May 31, 2025, as contemplated and permitted by the Charter.

In connection with the Proposed Business Combination, PubCo and Greenstone, as co-registrant, have filed with the SEC a registration statement on Form F-4, which includes a prospectus with respect to PubCo’s securities issued in connection with the Proposed Business Combination and a proxy statement distributed to holders of our common stock in connection with our solicitation of proxies for the vote by our stockholders with respect to the Proposed Business Combination and other matters described in such proxy statement. The SEC declared the Registration Statement effective on March 14, 2025 and the SEC declared the post-effective amendment to the Registration Statement effective on April 14, 2025. We filed the related definitive proxy statement with the SEC and mailed copies of it to holders of record of our common stock as of March 31, 2025, the record date to vote on the Proposed Business Combination.

On May 6, 2025, the Company held a special meeting of stockholders (the “Special Meeting”) in connection with the Proposed Business Combination, at which the Company’s stockholders approved the Proposed Business Combination. In connection with the Special Meeting, stockholders holding 3,251,056 shares of the Company's Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. The Company intends to consummate the Proposed Business Combination as soon as possible, subject to the satisfaction or waiver of all other closing conditions, and may accept reversals of redemption requests prior to the closing of the Proposed Business Combination.

For more information about the Proposed Business Combination and the Business Combination Agreement, see our Current Report on Form 8-K filed with the SEC on June 18, 2024, the Registration Statement, and our definitive proxy statement filed with the SEC on April 23, 2025.

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

In March 2025, our board of directors elected to extend our completion window to April 30, 2025, as contemplated and permitted by the Charter. On April 25, 2025, our board of directors further elected to extend our completion window to May 31, 2025, as contemplated and permitted by the Charter.

Our Charter provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Charter (i) to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete an initial business combination by the Extended Date, or such later date up to June 30, 2025 as may be resolved by the board of directors, or if stockholders approve an extension of such date, or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (c) the redemption of the public shares if we are unable to complete an initial business combination by May 31, 2025, or such later date up to June 30, 2025 as may be resolved by the board of directors, or if stockholders approve an extension of such date, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of creditors, if any, which could have priority over the claims of the public stockholders.

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

Management has evaluated the requirements of the Inflation Reduction Act and our operations, and has recorded a liability of 1% of the amount of the October 2023 redemptions, approximately $861,000, as of December 31, 2023 and a liability of 1% of the amount of the January 2024 and September 2024 redemptions, approximately $3,229,000 and $3,230,000, as of December 31, 2024 and March 31, 2025, respectively. These liabilities are recorded as a reduction to accumulated deficit as it is related to our capital stock and will be reevaluated and remeasured at the end of such subsequent period until it is settled.

Non-Redemption Agreements

September 2023 Non-Redemption Agreements - In September 2023, our sponsor and we entered into non-redemption agreements (the “2023 Non-Redemption Agreements”) with twenty-one unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 25,688,054 public shares (“September 2023 Non-Redeemed Shares”) at the 2023 Extension Meeting. In exchange for the foregoing commitment not to redeem the September 2023 Non-Redeemed Shares, our sponsor agreed to transfer to such investors an aggregate of 2,568,805 founder shares held by our sponsor, promptly following the closing of our initial business combination if they did not exercise their redemption rights with respect to the September 2023 Non-Redeemed Shares in connection with the 2023 Extension Meeting and the 2023 Extension Amendment was approved and effected by us filing with the Secretary of the State of Delaware of the First Amendment to the Charter.

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

January 2024 Non-Redemption Agreements - In January 2024, our sponsor and we entered into agreements (“January 2024 Non-Redemption Agreements”) with fourteen unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 5,112,264 public shares (“January 2024 Non-Redeemed Shares”) at the January 2024 Extension Meeting. In exchange for the foregoing commitment not to redeem the January 2024 Non-Redeemed Shares, our sponsor agreed to transfer to such investors an aggregate of 1,022,453 founder shares held by our sponsor, promptly following the closing of our initial business combination if they did not exercise their redemption rights with respect to the January 2024 Non-Redeemed Shares in connection with the January 2024 Extension Meeting and that the January 2024 Extension Amendment was approved and effected by us filing with the Secretary of the State of Delaware of the Second Amendment to the Charter. The January 2024 Non-Redemption Agreement increased the amount of funds that remain in the Trust Account following the January 2024 Extension Meeting.

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

September 2024 Non-Redemption Agreements - In September 2024, our sponsor and we entered into agreements (“September 2024 Non-Redemption Agreements” together with the January 2024 Non-Redemption Agreements, the “2024 Non-Redemption Agreements”) with nine unaffiliated third-party investors in exchange for such investors agreeing not to redeem an aggregate of 3,238,379 public shares (“September 2024 Non-Redeemed Shares”) at the September 2024 Extension Meeting. In exchange for the foregoing commitment not to redeem the September 2024 Non-Redeemed Shares, our sponsor has agreed to transfer to such investors an aggregate of 809,594 founder shares held by our sponsor, promptly following the closing of our initial business combination if they do not exercise their redemption rights with respect to the September 2024 Non-Redeemed Shares in connection with the September 2024 Extension Meeting and that the September 2024 Extension Amendment proposal is approved and effected by us filing with the Secretary of the State of Delaware of the Third Amendment to the Charter. The September 2024 Non-Redemption Agreements increased the amount of funds that remain in the Trust Account following the September 2024 Extension Meeting.

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

The estimated fair value of the Polar Subscription Agreement I was $7,148,000 at December 31, 2024 (an increase of $6,248,000 in the year then ended), was determined by summing (1) the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, and (2) 0.9 shares of common stock for each dollar of the First Capital Contribution valued using the closing stock price, then adjusting such amount by the probability of an initial business combination. The significant unobservable inputs, or Level 3 measurements, at December 31, 2024, included the probability of an initial business combination closing of 75%. The estimated fair value of the Polar Subscription Agreement I was $8,813,000 at March 31, 2025 (an increase of $1,665,000 in the three months then ended), and was determined by summing (1) the future cash payment discounted at a risk-adjusted discount rate, which is an income approach, and (2) 0.9 shares of Common Stock for each dollar of the First Capital Contribution valued using the closing stock price, then adjusting such amount by the probability of an initial Business Combination. The significant unobservable inputs, or Level 3 measurements, at March 31, 2025, included the probability of an initial Business Combination closing of 90%.

The estimated fair value of the Polar Subscription Agreement II would have been approximately $1,750,000 upon subscription at January 10, 2024 if it had been drawn down at that date and it was approximately $2,372,000 at December 31, 2024. The subscription was funded on April 1, 2024. The estimated fair value of the Polar Subscription Agreement II was approximately $2,372,000 at December 31, 2024 (an increase of approximately $622,000 during the year then ended). The significant unobservable inputs, or Level 3 measurements, at December 31, 2024 included the risk-adjusted discount rate of 10% and probability of an initial business combination closing of 75%. The estimated fair value of the Polar Subscription Agreement II was approximately $2,570,000 at March 31, 2025 (an increase of approximately $198,000 during the three months then ended). The significant unobservable inputs, or Level 3 measurements, at March 31, 2025 included the risk-adjusted discount rate of 9% and probability of business combination closing of 90%.

Amendments to Subscription Agreements and the Non-Redemption Agreements

In connection with entry of the Business Combination Agreement, the Company, beginning in June 2024 and continuing through 2025, our sponsor and certain of the Anchor Investors and the investors parties to the 2023 Non-Redemption Agreements and the January 2024 Non-Redemption Agreements (collectively, the “investor parties”) entered into amendments to the subscription agreements executed with the Anchor Investors in connection with our initial public offering and the 2023 Non-Redemption Agreements and the January 2024 Non-Redemption Agreements, respectively, which amendments amend the amount of founder shares the Anchor Investors and the investors parties will purchase or receive, as applicable, from our sponsor at the Closing.. Further, the amendments also provide that the Anchor Investors and the investors parties will enter into a registration rights and lock-up agreement, in the form included to the Business Combination Agreement, upon closing of the Proposed Business Combination.

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

General and administrative expenses — For the three months ended March 31, 2025, we had a loss from operations of approximately $1,369,00 including (a) approximately $1,007,000 of costs associated with our business combination, (b) the costs of being a public company of approximately $267,000, (c) approximately $50,000 of franchise taxes and (d) approximately $45,000 of administrative fees to our Sponsor administrative fees to our Sponsor.

For the three months ended March 31, 2024, we had a loss from operations of approximately $2,322,000, consisting primarily of costs associated with the estimated fair value of founder shares provided as compensation to investors for entering into the January Non-Redemption Agreements of approximately $1,500,000, costs for being a public company of approximately $240,000, compensation of approximately $162,000, respectively (approximately $80,000 of which is deferred), approximately $50,000 of franchise taxes, approximately $45,000 of administrative fees to our Sponsor, and approximately $325,000 of costs associated with searching for a suitable business combination and other costs.

Other income (expense) — In addition to operating costs, for the three months ended March 31, 2025, we had other expense consisting of the following item: the costs associated with the change in fair value of both our extension notes payable of approximately $1,863,000 and our warrant liabilities of approximately $558,000. These items were partially offset by interest income of approximately $318,000 on our demand deposits in the Trust Account and our operating account.

For the three months ended March 31, 2024 we had other expense of approximately $1,733,000, representing the increase in fair value of our warrant liability during the period of approximately $744,000 plus the increase in fair value of our extension notes payable of $1,916,000, partially offset by interest income of approximately $927,000 on our demand deposits in the Trust Account.

The change in the interest income is the result of market conditions as well as significant decreases in the Trust Account due to redemptions in January 2024 and September 2024.

Provision for income taxes — The provision for income taxes in the three months ended March 31, 2025 and 2024, $60,000 and $213,000, respectively, results from taxable interest income offset by deductible franchise taxes. Since the Company’s operating expenses are considered non-deductible start-up costs or business combination expenses, they are not deductible for income tax purposes. Further, the change in value of our derivative warrant liabilities and our extension notes, as well as the estimated fair value of founder shares provided in 2023 Non-Redemption Agreements and the 2024 Non-Redemption Agreements do not result in taxable income or expense.

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

On September 29, 2023, in connection with the 2023 Extension Meeting, stockholders holding 8,295,189 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As such, on October 12, 2023, the Company redeemed 8,295,189 shares of Class A common stock for approximately $86,171,000, or approximately $10.39 per share. Management has evaluated the requirements of the Inflation Reduction Act and the Company’s operations, and has an excise tax liability of 1% of the redemption amount, approximately $861,000 accrued on its unaudited condensed balance sheet at March 31, 2025 and its balance sheet at December 31, 2024. This liability was recorded as a reduction to stockholders’ deficit as it is related to the capital stock of the Company. This liability will be reevaluated and remeasured at the end of such subsequent period until it is settled.

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

Management has evaluated the requirements of the Inflation Reduction Act and our operations with respect to the January 2024 and September 2024 redemptions and has recorded a liability of 1% of the aggregate of approximately $236,772,000 of those redemptions, approximately $2,368,000, as of December 31, 2024 bringing the total accrued liability for excise tax to approximately $3,230,000 and 3,229,000 at March 31, 2025 and December 31, 2024, respectively, for the 2023 and 2024 redemptions.

Mandatory Liquidation, Liquidity and Going Concern:

The Company had approximately $891,000 in cash and approximately $23,871,000 of negative working capital (excluding approximately $110,000 of taxes payable that will be paid from interest income earned on assets held in the Trust Account) at March 31, 2025. Further, the Company has segregated approximately $861,000 of cash for the payment of excise taxes on the 2023 redemptions of Class A common stock. Further, we are incurring, and expect to continue to incur, significant costs in the pursuit of an initial business combination. These conditions indicate that the Company needs additional working capital. In addition, if the Company cannot complete a Business Combination before the Extended Date, May 31, 2025 (or June 30, 2025 if the board of directors elects to further extend the Extended Date, as permitted), or such later date if stockholders approve an extension of such date, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its stockholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. The Company’s plan to deal with this uncertainty is to complete a Business Combination prior to the Extended Date, or such later date as may be resolved by the Company’s board of directors, or if stockholders approve an extension of such date, to receive working capital from its Sponsor and/or external financing sources to the extent necessary and to work with creditors to defer payments. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to defer payments and continue to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful.

Our Sponsor, an affiliate of our Sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. Up to $1,500,000 of such loans may be convertible into Warrants at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants issued to our Sponsor, our direct anchor investors and our other anchor investors. The terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. In June 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Private Placement Warrants at the option of the lender as described above. The Company has determined that the fair value of the conversion feature is immaterial and therefore the loan has been recorded at par value. Pursuant to an additional working capital loan, between October 2024 and December 2024, the Sponsor loaned an aggregate of approximately $141,000 to the Company, and subsequent to December 31, 2024, the Sponsor loaned approximately an additional $163,970 in the aggregate to the Company between January 2025 and April 28, 2025. Such loan bears no interest and may be converted to an additional 94,111 and 203,424 Private Placement Warrants as of December 31, 2024 and April 28, 2025, respectively, at the option of the lender as described above. The Company has determined that the fair value of the conversion feature of the working capital loans are immaterial and therefore the loans have been recorded at par value.

As of April 28, 2025 and March 31, 2025, there were approximately $505,000 and $475,000, respectively, outstanding under the working capital loans.

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

Off-balance sheet financing arrangements

As of March 31, 2025, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At March 31, 2025, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with Hennessy Capital Group LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital Group LLC $15,000 per month for office space, utilities and secretarial and administrative support.

In June 30, 2023, the Sponsor loaned $200,000 to the Company. Such loan bears no interest and may be converted to 133,333 Private Placement Warrants at the option of the lender. Pursuant to an additional working capital loan, between October 2024 and December 2024, the Sponsor loaned an aggregate of approximately $141,000 to the Company, and subsequent to December 31, 2024, the Sponsor loaned an additional $163,970 in the aggregate to the Company between January 2025 and April 28, 2025. Such loan bears no interest and may be converted to an additional 94,111 and 203,424 Private Placement Warrants as of December 31, 2024 and April 28, 2025, respectively, at the option of the lender as described in “—Liquidity and Capital Resources— Mandatory Liquidation, Liquidity and Going Concern” above.

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

Also, commencing on September 29, 2021, the date our securities were first listed on the Nasdaq Global Market, we began to compensate each of our President and Chief Operating Officer as well as our Chief Financial Officer $29,000 per month prior to the consummation of our initial Business Combination, of which $14,000 per month is payable upon the completion of our initial Business Combination and $15,000 per month was payable currently for their services. Commencing January 1, 2022, we began compensating a Vice President of HCG, in his capacity as an independent contract service provider to the Company, at the rate of $25,000 per month, $12,500 of which is paid currently for his services and $12,500 of which was payable upon the closing of our initial Business Combination. Deferred compensation – related parties includes approximately $1,186,000 under these obligations for the period from September 29, 2021 to March 31, 2025.

During September 2023, payments to the Company’s Chief Operating Officer ceased in connection with his resignation as an officer (but not as a director) of the Company. During August 2024, he resigned as a director of the Company.

During August 2024, payments to the Company’s Chief Financial Officer and to the independent contractor service provider to the Company (who is Vice President of HCG) ceased in connection with their resignations from the Company. If such former Chief Financial Officer and independent contractor service provider provide reasonable and timely cooperation to transfer their knowledge and duties as reasonably requested by the Company following their separation, they will remain entitled to receive their respective previously accrued deferred compensation (approximately $476,000 and $388,000, respectively, through March 31, 2025 and December 31, 2024), payable upon closing of the Company’s initial Business Combination.

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

In October 2023 and January 2024, the Company entered into Polar Subscription Agreement I and Polar Subscription Agreement II for which the Company received cash contributions to the Company of $900,000 and $1,750,000 to cover working capital expenses of the Company in accordance with the terms and conditions set forth therein. Such contributions shall be repaid upon closing of an initial business combination and contain various conversion or share issuance opportunities that make them complex financial instruments. The Company has adopted the fair value option in accounting for such agreements. The fair value option requires that a valuation be made of each instrument at each reporting date. Because there are limited observable inputs, such valuations are made using Level 3 estimates of value using unobservable inputs. Making such judgments of value is subjective and involves professional valuation skill. Because of that, the Company engages valuation professionals to make such fair value assessments. As such, the fair value of the Company’s extension promissory notes is a critical accounting estimate. A key metric used to calculate fair value is the probability of the closing of a business combination. Since the initial October 2023 subscription agreement this valuation metric has varied from 9.7% at inception in October and again at December 31, 2023, then 14% at inception of the Polar Subscription Agreement II in January 2024 and 30% at March 31, 2024, 40% at June 30, 2024 and 75% at December 31, 2024 and 90% at March 31, 2025. The change from 9.7% at inception in October 2023 to 90% at March 31, 2025 had a $7,913,000 impact (increase) on the amount initially recorded at inception ($900,000) and on the Polar Subscription Agreement II the impact (increase) on the amount initially recorded at inception ($1,750,000) was approximately $820,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

As of the date this Quarterly Report, except as detailed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

As of April 4, 2025, the Company’s units, Class A common stock and Warrants have been suspended from trading on Nasdaq because the Company failed to consummate a business combination within 36 months of its initial public offering, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions. In addition, the Company anticipates that its securities will be delisted and will cease to be recognized as “covered securities” under the National Securities Markets Improvement Act of 1996.

On April 2, 2025, HCVI received a written notice (the “Delisting Notice”) from the Nasdaq Hearings Panel (the “Panel”) stating that the Panel had determined to delist HCVI’s securities from Nasdaq and that trading in those securities would be suspended at the open of business on April 4, 2025. Nasdaq reached its decision pursuant to Nasdaq Listing Rule IM-5101-2 because HCVI did not complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. As a result of the determination, trading of the Company’s units, Class A common stock and Warrants on Nasdaq was suspended beginning at the open of business on April 4, 2025, and the Company anticipates that its securities will be delisted following the completion by the Nasdaq of their applicable procedures.

Since Nasdaq suspended the Company’s securities from trading on its exchange, the Company’s securities have traded over the counter. Since the Company’s securities are traded over the counter, the Company could face significant material adverse consequences, including (i) limited availability of market quotations for the Company’s securities, (ii) reduced liquidity for the Company’s securities, (iii) a determination that the Company’s common stock is a “penny stock” which will require brokers trading in the Company’s common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities as described in more detail below, (iv) a limited amount of news and analyst coverage in the future, (iv) institutional investors losing interest in the Company’s securities, (v) subjection to stockholder litigation, (vi) a decreased ability to issue additional securities or obtain additional financing in the future, and (vii) making the Company a less attractive acquisition vehicle to a target business in connection with an initial business combination.

In addition, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Following the delisting of the Company’s securities from Nasdaq, the Company’s securities will cease to be recognized as covered securities, and the Company may be subject to regulation in each state in which the Company offers its securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

2.1	Amendment No. 2 to the Business Combination Agreement, dated as of April 14, 2025, by and among Hennessy Capital Investment Corp. VI, Namib Minerals, Midas SPAC Merger Sub Inc., Cayman Merger Sub Ltd. and Greenstone Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on April 15, 2025).
10.1	Amended and Restated Sponsor Letter Agreement, dated as of April 14, 2025, by and among Hennessy Capital Investment Corp. VI, Hennessy Capital Partners VI LLC and Namib Minerals (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 15, 2025).
10.2	Amendment No. 1 to Warrant Agreement, dated as of April 14, 2025, by and between Hennessy Capital Investment Corp. VI and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 15, 2025).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL INVESTMENT CORP. VI

Dated: May 15, 2025	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2025	/s/ Nicholas Geeza
	Name:	Nicholas Geeza
	Title:	Executive Vice President, Chief
Financial Officer and Secretary
(Principal Financial and Accounting Officer)